Form 10QSB
period 2000-02-29
SUNFLOWER USA LTD
filed 2000-05-30
CIK 1084211

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB12

INITIAL REPORT PURSUANT TO SECTION 12(B) OR 12(G) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   For the 3rd Quarter Ended February 29, 2000

                        Commission file number   0-28239

                              SUNFLOWER (USA), LTD.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

           Nevada                                          82-0349651
   -------------------------                       -----------------------------
   (State  of incorporation)                       (I.R.S. Employer I.D. Number)

   764 Industry Drive, Building 16, Tukwila, Washington                 98188
   -----------------------------------------------------------------------------
  (Address of principal executive offices)                            (Zip Code)

 Registrant's telephone number, including area code   (206)-394-9701 or 394-9702
                                                      --------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes     ,  No   X .
                                             ---        ---

The Registrant's revenues for its most recent fiscal year ended May 31, 1999 were $18,172,423 and for its most recent nine months revenue three quarters ended on February 29, 2000 were $20,405,787.

As of February 29, 2000, the Registrant has 4,546, 667 shares of common stock outstanding. The aggregate market value (based on an average high bid and a low asking price of such common equity as quoted on the OTC Electronic Bulletin Board) of common stock held by non-affiliates of the Registrant (578,333 shares) was approximately $2,371,165.

       #1Securities to be registered pursuant to Section 12(b) of the Act:
         -----------------------------------------------------------------

                   Title of each class to be registered: NONE
                   ------------------------------------------

       Name of each exchange on which each class is to be registered: NONE
       -------------------------------------------------------------------

       Securities to be registered pursuant to Section 12 (g) of the Act:
       ------------------------------------------------------------------

                      Title of each class to be registered:
                      -------------------------------------

                        COMMON STOCK IS $0.001 PAR VALUE
                        --------------------------------

                       SunFlower (USA) Ltd., Symbol (SFLW)
                       -----------------------------------

       Name of each exchange on which each class is to be registered: NONE
       -------------------------------------------------------------------

                              SunFlower (USA), Ltd.
                              ---------------------

                     Unaudited Interim Financial Statements
                     --------------------------------------

                    For Third Quarter Ended February 29, 2000




Contents                                                             Pages
-------------------------------------------------------------------  -----

Accountants' Review Opinion                                              4

Unaudited Consolidated Balance Sheet                                     6

Unaudited Consolidated Statements of Operations                          7

Unaudited Consolidated Statement of Changes in Stockholders' Equity      8

Unaudited Consolidated Statement of Cash Flows                           9

Notes to the unaudited consolidated financial statements             10-20

Consent Of Independent Certified Public Accountant                      21

Signatures                                                              22

                                 DICKSON V. LEE
                      CERTIFIED PUBLIC ACCOUNTANTS, L.L.C.
______________________________________________________________________________
Main  Address:  110 Wall Street, Suite 15C, New York, NY 10005 PMB 100
-------------   Telephone:  (212)  701-8587          Fax:  (212)  701-8543

China Address:  Suite  2503,  United  Plaza,  Shenzhen,  China
--------------  Telephone:  (755)  271-0062          Fax:  (755)  271-0389
______________________________________________________________________________

                           Accountants' Review Opinion


SunFlower  (USA),  Ltd.
Stockholders  and  Board  of  Directors



We have made a review of the consolidated balance sheet of SunFlower (USA), Ltd. as of February 29, 2000, 1999 and 1998, which is the end of the third quarter of the 2000, 1999 and 1998 fiscal years and the related consolidated statements of income and expenses, consolidated statement of changes in stockholders' equity and consolidated statement of cash flows for the three-month periods then ended, in accordance with standards established by the American Institute of Certified Public Accountants. These consolidated interim financial statements are the responsibility of the Company's management.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with the American generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

On the basis of our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with the American generally accepted accounting principles.






Dickson  V.  Lee,  Certified  Public  Accountants,  LLC
New  York,  New  York
April  8,  2000

                                  SUNFLOWER (USA), LTD.
                          UNAUDITED CONSOLIDATED BALANCE SHEET
                          ------------------------------------

                         FOR THE THIRD QUARTER ENDED FEBRUARY 29

ASSETS
                                                         2000         1999         1998
                                                   -----------  -----------  -----------
CURRENT ASSETS
    CASH AND CASH EQUIVALENTS                       3,726,612      941,922    1,490,838
    ACCOUNTS RECEIVABLE (NET) (NOTE 2C)             2,519,691    1,378,827      227,667
    INVENTORIES LESS ALLOWANCE (NOTE 2G)            5,145,691    4,414,454    3,668,204
    DEPOSITS, OTHER ADVANCES (NOTE 2D)             11,755,913   24,072,225   12,397,648
                                                   -----------  -----------  -----------
TOTAL CURRENT ASSETS                               23,147,907   30,807,428   17,784,357

FIXED ASSETS (NOTE 2E)
    LAND & BUILDINGS                               11,587,955    2,468,820    2,220,315
    MACHINE & OTHERS                               18,915,596    3,501,496    3,396,498
LESS: ACC DEPRECIATION                             (3,002,148)  (2,722,496)  (1,750,602)
                                                   -----------  -----------  -----------
FIXED ASSETS (NET)                                 27,501,403    3,247,820    3,866,211

OTHER ASSETS
    CONSTRUCTION IN PROGRESS                        2,735,539    5,039,266    4,947,992
                                                   -----------  -----------  -----------
TOTAL ASSETS                                       53,384,849   39,094,514   26,598,560
                                                   ===========  ===========  ===========



LIABILITIES & STOCKHOLDERS' EQUITY
                                                         2000         1999         1998
                                                   -----------  -----------  -----------
CURRENT LIABILITIES
    ACCOUNTS PAYABLES                               2,008,257      908,699    1,635,393
    SHORT TERM LOANS (NOTE 4)                      12,994,661    5,433,657    5,388,115
    OTHER PAYABLES (NOTE 2H)                        5,342,987      923,853    5,826,602
                                                   -----------  -----------  -----------
TOTAL CURRENT LIABILITIES                          20,345,905    7,266,209   12,850,110

LONG TERM LIABILITIES                              12,501,205   13,208,847    1,760,949
                                                   -----------  -----------  -----------
TOTAL LIABILITIES                                  32,847,110   20,475,056   14,611,059

STOCKHOLDERS' EQUITY
    COMMON STOCK, PAR VALUE $0.001
    AUTHORIZED SHARES- 50,000,000, ISSUED
       AND OUTSTANDING SHARES- 4,546,667 (NOTE 5)       4,547       12,500       12,500
    ADDITIONAL CAPITAL (NOTE 6)                    15,880,594   15,040,964    8,530,120
    RETAINED EARNINGS                               4,652,598    3,565,994    3,444,881
                                                   -----------  -----------  -----------
TOTAL STOCKHOLDERS' EQUITY                         20,537,739   18,619,458   11,987,501


                                                   -----------  -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         53,384,849   39,094,514   26,598,560
                                                   ===========  ===========  ===========


The notes on pages 10 to 20 form an integral part of these consolidated interim financial statements.

                                                SUNFLOWER (USA), LTD

                                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  -----------------------------------------------

                                      FOR THE THIRD QUARTER ENDED FEBRUARY 29

                                              2000                       1999                       1998
                                    -------------------------  -------------------------  -------------------------
                                       THIRD     THREE QUARTERS   THIRD    THREE QUARTERS    THIRD    THREE QUARTERS
                                      QUARTER     ACCUMULATED    QUARTER    ACCUMULATED     QUARTER     ACCUMULATED
                                    -----------  ------------  -----------  ------------  -----------  ------------
SALES (NOTE 2J)                     $5,626,095   $20,405,787   $4,890,169   $14,598,700   $ 3,732,035  $11,172,853
COST OF SALES                        3,812,506    14,936,573    3,423,133    10,708,725     3,106,307    8,981,994
                                    -----------  ------------  -----------  ------------  -----------  ------------
GROSS PROFIT                         1,813,589     5,469,214    1,467,036     3,889,975       625,728    2,190,859
SELLING EXPENSES                        26,353        82,168       29,072        93,675        62,956      133,945
GENERAL & ADMINISTRATION EXPENSES      220,822       890,178      102,894       510,953       107,346      309,136
                                    -----------  ------------  -----------  ------------  -----------
OPERATING PROFIT                     1,566,414     4,496,868    1,335,070     3,285,347       455,426    1,747,778
FINANCIAL EXPENSES (NOTE 2K)           136,231       451,688      408,740       485,849        54,192      271,139
OTHER INCOME/(EXPENSE)                 (38,557)      (44,413)      (7,812)      (46,318)       14,570      (31,130)
                                    -----------  ------------  -----------  ------------  -----------
INCOME BEFORE TAX                    1,391,626     4,000,767      918,518     2,753,180       415,804    1,445,509
TAX (NOTE 2L)                          417,488     1,075,740            -             -             -            -
                                    -----------  ------------  -----------  ------------  -----------  ------------
NET INCOME                          $  974,138   $ 2,925,027   $  918,518   $ 2,753,180   $   415,804  $ 1,445,509
                                    ===========  ============  ===========  ============  ===========  ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES - BASIC AND DILUTED         4,546,667     4,546,667    4,166,667     4,166,667    12,500,000   12,500,000
EARNINGS PER SHARE
  - BASIC                           $     0.21   $      0.64   $     0.22   $      0.66   $      0.03  $      0.12
                                    -----------  ------------  -----------  ------------  -----------  ------------

  - DILUTED                         $     0.21   $      0.64   $     0.22   $      0.66   $      0.03  $      0.12
                                    -----------  ------------  -----------  ------------  -----------  ------------


The notes on pages 10 to 20 form an integral part of these consolidated interim financial statements.

                                      SUNFLOWER (USA), LTD.

               UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               -------------------------------------------------------------------

                             FOR THE THIRD QUARTER ENDED FEBRUARY 29


                                COMMON       COMMON
                                STOCK        STOCK     ADDITIONAL   RETAINED      STOCKHOLDERS'
                                SHARES       AMOUNT    CAPITAL      EARNINGS      EQUITY
                                -----------  --------  -----------  ------------  ---------------
BALANCE  AS OF MAY 31 1997      12,500,000   $12,500   $ 8,530,120  $ 1,999,372   $   10,541,992
CAPITAL INCREASE                         -         -     3,510,844            -        3,510,844
NET INCOME FOR THE YEAR                  -         -             -    1,813,442        1,813,442
RECAPITALIZATION                         -         -     3,000,000   (3,000,000)               -
                                -----------  --------  -----------  ------------  ---------------
BALANCE AS OF MAY 31 1998       12,500,000    12,500    15,040,964      812,814       15,866,278
                                             --------  -----------  ------------  ---------------
DISTRIBUTION                             -         -             -   (1,566,265)      (1,566,265)
REVERSE SPLIT                   (8,333,333)   (8,333)            -            -           (8,333)
COMMON SHARE ISSUED                370,000       370       839,630            -          840,000
COMMON SHARE ISSUED                 10,000        10            10
NET INCOME FOR THE YEAR                  -         -             -    2,481,022        2,481,022
                                -----------  --------  -----------  ------------  ---------------
BALANCE AS OF MAY 31 1999        4,546,667     4,547    15,880,594    1,727,571       17,612,712
                                -----------  --------  -----------  ------------  ---------------
NET INCOME FOR THREE QUARTER
  ACCUMULATED                            -         -             -    2,925,027        2,925,027
                                -----------  --------  -----------  ------------  ---------------
BALANCE AS OF FEBRUARY 29 2000   4,546,667     4,547    15,880,594    4,652,598       20,537,739
                                ===========  ========  ===========  ============  ===============


The notes on pages 10 to 20 form an integral part of these consolidated interim financial statements.

                                             SUNFLOWER (USA), LTD.

                                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 ----------------------------------------------

                                    FOR THE THIRD QUARTER ENDED FEBRUARY 29

                                                                              2000          1999          1998
                                                                       ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                             $   974,138   $   918,518   $   415,804
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY
OPERATING ACTIVITIES:
  (INCREASE)/DECREASE IN ACCOUNTS RECEIVABLE                             2,293,118        61,573     1,737,832
  (INCREASE)/DECREASE IN DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES      (512,158)   (1,963,413)    1,316,001
  (INCREASE)/DECREASE IN INVENTORIES (NET)                                (255,994)      599,065    (1,330,947)
  DECREASE IN ACCOUNTS PAYABLE                                           1,005,859    (1,013,680)     (228,173)
  INCREASE/(DECREASE) IN OTHER PAYABLE AND CHARGES                      (6,544,716)     (299,712)    3,343,510
  DEPRECIATION EXPENSES                                                    285,552       674,638       220,063
                                                                       ------------  ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               (2,754,201)   (1,023,011)    5,474,090

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF PROPERTY, PLANT AND MACHINERY                                      -      (318,059)     (384,126)
  PROCEEDS FROM SALES OF PLAN AND MACHINERY                                      -       138,834             -
  DECREASE IN CONSTRUCTION IN PROGRESS                                    (451,435)      282,433        55,618
                                                                       ------------  ------------  ------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                                  (451,435)      103,208      (328,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
  INCREASE IN LONG TERM DEBT                                                     -       799,441     1,255,074
  INCREASE IN SHORT TERM BANK LOAN                                       4,379,624             -             -
  REDUCTION IN SHORT TERM BANK LOAN                                              -    (1,073,198)   (6,766,915)
                                                                       ------------  ------------  ------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                 4,379,624      (273,757)   (5,511,841)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENT                      1,173,988    (1,193,560)     (366,259)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD (DECEMBER 1)        2,552,624     2,135,482     1,857,097
                                                                       ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD (FEBRUARY 29)           $ 3,726,612   $   941,922   $ 1,490,838
                                                                       ============  ============  ============


The notes on pages 10 to 20 form an integral part of these consolidated interim financial statements.

1)     GENERAL
       -------

SunFlower (USA), Ltd. (the Company) is incorporated in the State of Nevada, with the place of business located at 764 Industry Drive, Building 16, Tukwila, Washington 98188. It owns 100% of its subsidiary - SunFlower Industry (BVI) Co. Ltd. (SunFlower (BVI)), which is incorporated in British Virgin Islands. SunFlower (BVI) is a shell company, which has no activities except that it owns 100% of its subsidiary - SunFlower Industry Co. Ltd. (SunFlower), located in Sheng Yang City, People's Republic of China (PRC), is incorporation in the PRC as a sino-Hong Kong joint venture in 1992.

The Company's main activities are operated by its PRC subsidiary SunFlower, which has been in operation since 1992. The Company engages in the manufacturing and marketing of different types of alloys and copper products, such as copper pipes, sheets, wires, plates, belts, white copper, yellow copper and nickel alloy, etc. The Company receives its sales orders mainly from the utility and power generating industries. Its products are used in the high-voltage power transmission, turbines, electrical cables, heat exchangers, refrigerators and air conditioners.

The Company establishes an US executive office in the suburban area of Seattle, located at 764 Industry Drive, Tukwila, Washington 98188 to expand its US presence in July 1999. So that the Company can secure copper raw materials from the US for its Chinese manufacturing facilities and start sales activities of its copper pipes, wires and brass products in America.

The Company retains Graves Group & Company of Seattle, Washington as its public relations consultant to assist the Company to generate news coverage in both industry trade press as well as the business media in Seattle and to produce a marketing brochure on the Company.

The  Company has filed the Form 10SB with the Securities and Exchange Commission
(SEC) according to the Section 12(g) of the Securities Exchange Act of 1934. The SEC is currently reviewing company's filing of Form 10-SB.The Company made an announcement that it intends to apply for the listing at the American Stock Exchange (AMEX) after the SEC filing is accepted. This upgrading of its stock listing is an integral part of the Company's objective to expand into the North American market. The AMEX filing is in process and is expected to complete, upon the clearance from the SEC and AMEX reviews.

The Company executed an agreement with Mr. Daniel S. Mckinney, to appoint Mr. Mckinney as its (non-executive) director to promote the Company's business and growth objective in North America in September, 1999. The duration of the agreement lasts for a period of three years. Mr. Mckinny is entitled to certain amount of stock and stock options of the Company for his service to be rendered to the Company.


2)   PRINCIPAL  ACCOUNTING  POLICIES  AND  PRACTICE
     ----------------------------------------------

     a)   FISCAL YEAR ENDING MAY 31

     The Company's fiscal year ends on May 31 of the following year. This fiscal year policy has been adopted consistently in the past years.

     b)   BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries (See Note 1, General). All material inter-company balances and transactions, if any, have been eliminated on consolidation.

     c)   ACCOUNTS RECEIVABLE

     Accounts receivable is the sales amount to be received. The balance of this account is recorded net of provisions for bad debt amounts.

     d)   DEPOSITS, ADVANCES AND OTHER RECEIVABLES

     The balance includes deposits paid for purchase of raw materials & fixed assets, advances given to company's employees for business travels and conferences. No related parties borrowings exist in the account. No related party borrowings exist.

     e)   PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION EXPENSES

     Fixed assets are recorded at historical costs. Depreciation expenses are calculated to write off asset costs after deducting the scrap values on a straight line basis over the expected useful lives. The Company's policy requires proper maintenance to ensure the useful lives of the fixed assets. The Company has been in the expansion phase since 1997, to construct its new factory building and install manufacturing equipment in order to increase production quantity and quality. The expansion of production is mainly financed by debt facilities (see Note 4, Bank Loans).

     f)   CONSTRUCTION IN PROGRESS

     The amount of expansion while in progress is recorded under the Construction In Progress account. When the construction is completed, the balance of the Construction In Progress account is then transferred to the Property, Plant & Equipment account.

     g)   INVENTORIES

     Inventories are stated at a predetermined manufacturing cost for each product during the year. The inventory cost includes direct materials, direct labor and manufacturing overheads. Costs are then adjusted at the year end to reflect the actual value of the inventories. Inventories are recorded on the "first-in first-out" basis, which is in compliance with the Generally Accepted Accounting Principle.

     h)   OTHER PAYABLES

     The balance includes various payables including deposits received, accrued expenses and notes payables.

     i)   FOREIGN CURRENCY TRANSLATION

     The Company prepares its financial statements using US dollars as the reporting currency. However, its overseas operation in PRC is conducted in PRC currency (RMB) (the functional currency). Transactions in RMB are translated into United States dollars (the reporting currency) for consolidation. In accordance with SFAS No.52, Foreign Currency Translation, foreign currency transactions are translated into US dollars at the applicable rates of exchange prevailing at the dates of the transactions. Assets and liabilities are denominated at applicable rates prevailing at the balance sheet date. Exchange differences, if any, resulting from the above translation policy are reported in stockholders' equity. Gains or losses arising from exchange foreign currency translations are included in "other comprehensive income" in the statement of operations

     Currently, the exchange rate of RMB to US dollars is stable and the Company's management does not expect any major fluctuation in the currency rate, which would affect the comprehensive income result of exchange gains and losses. There is no comprehensive income arising from foreign currency exchange gains and losses in the Company's statement of operations.

     j)   SALES/REVENUE RECOGNITION

     Product sales/revenue is recognized upon transfer of title of goods, this is in accordance with the American Generally Accepted Accounting Principle. For each period cover, the increase of net sales are mainly due to sales volume (not due to an increase of product). It is a result of the Company's expansion of plant facilities.

     k)   FINANCIAL EXPENSES

     The total amount of interest costs incurred and charged to expense during the periods, which excludes the amount of interest cost, been capitalized as fixed assets, (i.e. interest expenses necessary to bring the assets to the condition and location for its intended use during the periods, which has future value are capitalized and depreciated over the useful life of such fixed assets) are as follows:


                         February 29, 2000   February 28, 1999   February 28, 1998
                         ------------------  ------------------  ------------------
-  Interest Expense      $          136,231  $          408,740  $           54,192
-  Interest capitalized  $          450,230  $          204,223  $           71,466

     l)   INCOME TAX

     The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which they operate. The current provision for income tax is provided at the applicable tax rates in accordance with the relevant income tax laws and tax credits when applicable, may be applied.

     Currently, a provision of taxes was made at approximately 30% as Company's income tax liabilities for its PRC subsidiary. An opinion has been obtained from the taxing authority that the Company entitles a special reduced tax rate of 15% on income under Preferential Tax Policies. Hence, an over-provision of income tax may incur. When the legal opinion is received, the Company may consider to reverse its overstated tax liabilities and adjust the tax implication at the year end final.

     The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No, 109, "Accounting for Income Taxes". Under the Statements, deferred tax assets and liabilities are recognized for the future tax consequences attributable to difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured at an enacted rate to recovered or settled. Under the Statement, the effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Assuming overall tax of 15%, the SFAS 109 presentation is as follows:

                             2000      1999
                          --------  --------

     Deferred Assets      $475,625  $625,025
     Valuation Allowance         0        0.
     -------------------  --------  --------
     Net Deferred Assets  $475,625  $625,025

     The Company's wholly owned subsidiary located in the PRC has not repatriated any profit nor distributed earnings to the Company in the US since its incorporation in October, 1998. Since there is no profit incurred in the United States, nor income received from its overseas subsidiary as defined under Section 951 of Subpart F, Income of Controlled Foreign Corporation. Therefore, the profits are recognized for the accounting purposes, while profits are deferred and not recognized for the US tax purposes, the difference is permanent and may not be revised.

     The Company has filed its US Corporate tax return timely. The Company management believes that the Company may not have U.S. tax liabilities at the present time. However, when profit is incurred in the United States or income received from its overseas subsidiary, the Company may be subject to U.S. taxes. Consequently a U.S. tax provision is to be made.

     m)   USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make necessary estimates and assumptions. The management believes that the estimates used in preparing the financial statements are reasonable and accurate to properly reflect the operations of the Company. In addition, the estimates used are not subject to near term risk of change, if any.

     n)   COMPREHENSIVE INCOME

     In accordance with SFAS No.130, if gains or losses incurred from the transaction of foreign currency exchange the gains or losses is to be recorded under comprehensive income on the statement of operations. The
     Company has no comprehensive income for the periods reported. (Refer to Note 2 i - Foreign Currency Translations ).

3)   SEGMENTED  GEOGRAPHIC  SALES
     ----------------------------

Presently, a 100% of sales is generated from its Chinese subsidiary and no sales is made by the Company in the United States (See Note 2j).

During the third quarter ended February, 2000, sales to 10 major customers accounted for over approximate 60% of the Company's sales. However, none of these individual customer purchases over 10% of the Company's sales. The dollar value of sales to these customers is expected to maintain or increase steadily over the next several years due to the fact that the Company is the only privately-owned alloy manufacturer in the PRC, which can produce certain products to meet the specifications and quality of its customers. The management indicated that it will continue to provide alloy products to meet the demands of its customers.

4)     BANK  LOANS
       -----------

As a result of a major expansion of the Company's factory building and manufacturing facilities, loans from banks were secured as a way to finance the expansion. The outstanding loan balance amounted to US$12,994,661, being the portion repayable within one year, is reflected under the Current Liabilities. The remaining loan balance of US$12,501,205 is shown under the Long Term Liabilities. Details of the terms of bank loans:

Principle    Denominate  Interest          Name of                     Maturity
             Currency    Rate              Banks                       Date         Collateral  Nature
                         ----------------  --------------------------  -----------  ----------  ----------
58,489      RMB         0.5115%  monthly  Bank of Communications      April, 2000  No          Short Term
-----------  ----------  ----------------  --------------------------  -----------  ----------  ----------
706,831     RMB          0.5445% monthly  Shenyang Corporation Bank   April, 2000  No          Short Term
3,313,253   RMB          0.536%  monthly  Shenyang Credit Bank        April, 2000  No          Short Term
498,717     USD          Libor plus       Bank of Communications      May, 2000    No          Short Term
2,176,528   RMB          0.5625% monthly  Shenyang Credit Bank        May, 2000    No          Short Term
3,253,012   RMB          0.702%  monthly  Agricultural Bank of China  May, 2000    No          Short Term
2,987,831   RMB          0.792%  monthly  Construction Bank of China  May, 2000    No          Short Term
12,501,205  RMB          1.035%  monthly  Shenyang Credit Bank        April, 2001  Yes         Long Term

All bank loans are charged with a fixed interest rate, except the US$498,717 loan, which is charged with a "LIBOR plus" floating interest rate. Bank loans are subject to potential credit risk. The management expects continuing availability of these short- term funds in the future. It is the general practice of the banking institutes in the PRC to grant loans on a short term basis. The short term loans will be renewed at the end of the maturity date. The long term loan was secured by an affiliated company, which Mr. Edward LIU, chairman of the Company, has a controlling interest.

5)     STOCK  AND  SHAREHOLDERS
       ------------------------

The Company has 50,000,000 shares of authorized common stock with par value of US$0.001 per share. No preferred stock is authorized and outstanding. During the second quarter of 1998, the outstanding common shares of 12,500,000 were reduced to 4,166,667 common shares.

The Company's shares are listed and traded on the OTC "BB" (or NASDAQ), under the symbol "SFLW" on and about October 5, 1998. Signature Stock Transfer, Inc. in Dallas, Texas, serves as transfer agent and registrar for the Company's common stock. During the forth quarter of the 1998, approximate 370,000 additional common shares were authorized to issue to the public in order to raise US$1million. The Company also entered into a 3 year contract with a director (non-executive), in which 10,000 shares and small amount of options are awarded each year (see Note 1). As a result, the total common shares outstanding is approximate 4,546,667 shares.
Principal shareholding of the Company after the US$1 million fund raising, is as follows:

Name                                           Title           Shares    Percentage
                                               Owned           Owned
Edward LIU                               Chairman/Secretary  2,200,000       48.387%
Paul MENG                                Director/President    240,000        5.279%
Witty LIU                                Director              240,000        5.279%
Joy King ZHANG                           Director              120,000        2.639%
Virginia TONG                            Director               80,000        1.760%
Christina ZHANG                          Director               80,000        1.760%
Nathan GOLDENTHAL                        Director                  333        0.007%

Total officers and directors as a group                      2,960,333        65.11%

6)     PAID-IN-CAPITAL
       ---------------

Referred to "Unaudited Consolidated Statement of Changes in Stockholders' Equity". The total additional paid in capital of the Company as of February 29, 2000 is US$15,880,594. While the paid in capital in 1999 was US$15,040,964.

7)     COMMITMENT  AND  CONTINGENCIES
       ------------------------------

It is company management's belief, the Company is not subject to the US profit tax (see Note 2l- Income tax). As a result, no provision was made for the US taxes liabilities. Annual tax filing was made to the Internal Revenue Service. It has not been challenged, but it may be subject to challenge in the future.

No other material commitments and contingencies other than doing business were noted as of February 29, 2000.


8)     YEAR  2000  ISSUES
       ------------------

The Company has implemented a Year 2000 (Y2K) program aimed at ensuring that its Company systems, applications and equipment will function properly beyond 1999. As a part of this program, the Company conducted an assessment of its equipment and machinery during August, 1998. The Company's machinery do not have timers or date counters and, therefore, are not subject to Year 2000 problems. The Company continuously seeks to upgrade and improve its computer systems and software to better service customers and to support its growth. As a result, all of the Company's computer systems and software have been recently acquired or upgraded and the Company believes they are Year 2000 compliant, though there can be no assurance in this regard.

Because the Company replaced or upgraded its computer systems and software in conjunction with its normal business practices, it has not allocated additional resources or attributed additional costs to Year 2000 compliance. The Company will continue to assess and test newly purchased machinery and computer-related hardware and software to ensure such items comply with Year 2000.


9)     INFLATION
       ---------

It is believed that inflation has not had a material impact on the Company's business in recent years. It is management belief that the inflation will not have material impact in the future.


10)      RELATED  PARTY  TRANSACTIONS
         ----------------------------

The Company has some facilities which are shared by its affiliated companies. The financial effects of the shared facilities are not material. All other related party transactions are reviewed and disclosed when material, in accordance with FASB No.57.


11)     OPERATING  RISKS
        ----------------

The Company's main operations are conducted in the PRC. Accordingly, the business, financial conditions and results on operations may be influenced by the political, economic and legal environment in the PRC. The Company's operations may be subjected to special considerations and risks not typically associated with Companies in North America.

The Company is currently in compliance with applicable environmental protection regulations of the regulatory agency.


12)     FOREIGN  CORRUPT  PRACTICES  ACT
        --------------------------------

The Company is subject to the U.S. Foreign Corrupt Practices Act of 1977, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with the Company, are not subject to these prohibitions. During the review, no violation of the Foreign Corrupt Practices Act by the Company is noted.


13)     RETIREMENT  PLAN
        ----------------

The Company's employees in the PRC and the United States are all hired on contractual basis, which Company has no obligations for pension liabilities to the employees. In addition, Company has not adopted post-retirement or post-employment benefit plans.


14)     SHORTAGE  OF  LABOR
        -------------------

The Company does not experience any labor shortage or labor disputes in the past. It is expected that labor resources are abundant to fulfill company's manufacturing and operating needs.


15)     SHORTAGE  OF  SUPPLIES  /  COPPER  PRICES  FLUCTUATION
        ------------------------------------------------------

The Company purchases raw materials and supplies from various sources and suppliers (e.g. used coppers, copper ingots, other non-ferrous metals) to manufacture its products. The Company does not experience any shortage of raw materials and supplies. It is expected that under a normal business environment, there is no shortage of raw material and supplies in the near future.

The Company purchases copper raw materials and processes them to finished products. The prices of copper raw materials may fluctuate from time to time. It has been low for the past few years, but prices may rise, resulting in increased material prices for operations.

16)     RELIANCE  ON  KEY  PERSONNEL
        ----------------------------

Despite that most of the key personnel and employees have been with the Company for over four (4) years, the operation of the Company is dependent on the services of its top ranking officers and employees. The possible loss of their services or the inability to attract qualified personnel will have a material adverse effect on the Company. The Company indicated that it will be able to retain or attract qualified personnel in the future to maintain its operations.


17)     ACCOUNTING  FOR  STOCK  OPTIONS
        -------------------------------

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (FASB No.123), which established the "fair value" method of accounting for stock based compensation arrangements. The Company has adopted a Stock Option Plan to its director (non-executive). The amount involved is not material, taking the total shares outstanding as a whole (see Note 1). The Board of Directors intends to adopt more stock option plans in the future to reward its management, directors and employees of exceptional contributions to the Company.

18)     IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  STANDARDS
        ---------------------------------------------------

Statement of Financial Accounting Standards No.133 - Accounting for Derivative Instruments and Hedging Activities (FASB No.133) was recently issued. FASB No.133 established accounting and reporting standards for derivative financial instruments and for hedging activities. The Company does not currently engage in any activities that would be covered by FASB No.133.

                             CONSENT OF INDEPENDENT
                           CERTIFIED PUBLIC ACCOUNTANT


SunFlower  (USA),  Ltd.
Tukwila,  Washington

We hereby consent to the incorporation by reference of our audit report dated August 2,1999 relating to the consolidated financial statement of SunFlower
(USA), Ltd. appearing in the Company's Annual Report on Form 10-SB for the year ended May 31,1999. We also consent to the reference to us under the caption "Experts" in your financial statements. In addition, we consent to the incorporation of our review reports dated November 18, 1999, January 3, 2000 and April 24 relating to the first, second and third quarter financial statements of your company in the content of Form 10-SB12(G)/A.




                                   /s/  Dickson  V.  Lee,  CPAs,  L.L.C.
                                   -------------------------------------
                                        Dickson  V.  Lee,  CPAs,  L.L.C.

New  York,  New  York
April  28,  2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be singed on its behalf by the undersigned, thereunto duly authorized

          SUNFLOWER  (USA),  LTD.

                                   By:  /s/  Edward  Ai  Dong  Liu
                                       ---------------------------
                                        Edward  Ai  Dong  Liu
                              Chairman  of the Board and Chief Executive Officer
Dated:  April  23,  2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


  SIGNATURE                        TITLE                DATE
-----------------------  -------------------------  -------------

  /s/ Edward Liu         Chairman of the Board,     April 21,2000
-----------------------  & Chief Executive Officer
Edward A.D. Liu

/s/ Paul X. B. Meng      President and Director     April 21,2000
-----------------------
Paul X. B. Meng

/s/JoyKing Zhang         Vice President             April 21,2000
-----------------------  &  Director
JoyKing, Zhang Xiao Jun

/s/ Virginia Tong        Vice President             April 21,2000
-----------------------  & Director of Finance
Virginia Z.Q. Tong

/s/ Whitty Liu           Director, Treasury         April 21,2000
-----------------------                & Secretary
Whitty H.D. Liu

/s/ Christina Zhang      Director &                 April 21,2000
-----------------------  VP-Marketing
Christina X.M. Zhang