Form 10QSB/A
period 2000-02-29
SUNFLOWER USA LTD
filed 2000-07-18
CIK 1084211

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 #5  FORM 10-QSB/A
                                  AMENDMENT NO. 1


   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                For the quarterly period ended February 29, 2000

                        Commission file number   0-28239

                              SUNFLOWER (USA), LTD.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                    82-0349651
----------------------------------------------------------------------------
   (State of incorporation)                    (I.R.S. Employer I.D. Number)

   764 Industry Drive, Building 16, Tukwila, Washington                 98188
   --------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip Code)

                           (206)-394-9701 or 394-9702
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                  Not applicable
--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Not  applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,555,166 shares, May 28, 2000
                                                 -------------------------------

Transitional  Small  Business  Disclosure  Format:  Yes   X  ,  No
                                                        -----     -----

                          PART I- FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS
The following reports of consolidated financial statements of the Company are filed with this report.

CONTENT                                                                     PAGE
-------                                                                     ----

INDEPENDENT  AUDITOR  REPORT  (FROM  JUNE  1,  1998  TO MAY 31, 1999). . . . . 2


UNAUDITED INTERIM FINANCIAL STATEMENTS (FOR NINE MONTHS) ENDED ON FEBRUARY
29,2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21


CONSENT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS. . . . . . . . . . . 38

                              SUNFLOWER (USA), LTD.



                          INDEPENDENT AUDITOR'S REPORT

                    Period from June 1, 1998 to May 31, 1999


CONTENT                                                                     PAGE
-------                                                                     ----


Independent  Audit  Report  on  consolidated  financial  statements. . . . . . 3


Consolidated  Balance  Sheets. . . . . . . . . . . . . . . . . . . . . . . . . 5


Consolidated  Statements  of  Operations. . . . . . . . . . . . . . . . . . . .6


Consolidated  Statements  of  Changes  in  Stockholders'  Equity. . . . . . . .7


Consolidated  Statements  of  Cash  Flows. . . . . . . . . . . . . . . . . . . 8


Notes  to  the  consolidated  financial  statements. . . . . . . . . . . .9 - 20

                                 DICKSON V. LEE
                      CERTIFIED PUBLIC ACCOUNTANTS, L.L.C.
--------------------------------------------------------------------------------
Main  Address      :  110 East 59th Street, 6th Floor, New York, New York 10022
-------------         Telephone: (212) 909-0397       Fax: (212) 909-0322

China Address      :  Suite  2503,  United  Plaza,  Shenzhen,  China
-------------         Telephone : (755) 271-0062      Fax: (755) 271-0389

--------------------------------------------------------------------------------

                            INDEPENDENT AUDIT REPORT


To  The  Board  of  Directors  of
    SunFlower  (USA),  Ltd.
    764  Industry  Drive,
    Tukwila,  WA  98188


We have audited the accompanying consolidated balance sheets of SunFlower (USA), Ltd. as of May 31, 1999, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above are presented fairly, in all material respects, the financial position of SunFlower
(USA), Ltd. as of May 31, 1999, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with U.S. Generally Accepted Accounting Principles (GAAP).



Dickson  V.  Lee,  Certified  Public  Accountants,  LLC
New  York,  New  York
August  2,  1999

                                #1 SUNFLOWER (USA), LTD.
                              Consolidated Balance Sheets
                                     As of  May 31

ASSETS                                             1999          1998          1997
---------------------------------------------  ------------  ------------  ------------
Current Assets
  Cash and cash equivalents                    $   902,755   $   795,340   $ 1,603,695
  Accounts receivable (Note 2c)                  3,635,170       783,610       236,038
  Inventories less allowance (Note 2g)           4,730,353     6,849,204     2,329,987
  Deposits and other advances (Note 2d)          4,706,128     9,080,256     9,690,123
                                               ------------  ------------  ------------
  Due from affiliated companies(Note 2d & 10)    2,640,802     4,610,191     5,245,863
---------------------------------------------  ------------  ------------  ------------
Total current assets                            16,615,208    22,118,601    19,105,706
Fixed Assets (Note 2e)
  Land & Building                               11,644,072     2,158,563     2,034,188
  Machine & Others                              19,007,197     3,653,536     3,200,129
Less: Acc depreciation (Note 2e)
  Land & Building                                 (611,121)     (241,801)     (171,425)
  Machine & Others                              (1,544,760)   (1,564,085)   (1,132,508)
                                               ------------  ------------  ------------
Fixed assets (net)                              28,495,388     4,006,213     3,930,384
Other Assets
Construction in progress (Note 2f)                 619,370     5,028,174     4,996,019

Total Assets                                   $45,729,966   $31,152,988   $28,032,109
                                               ============  ============  ============

LIABILITIES                                           1999          1998          1997
---------------------------------------------  ------------  ------------  ------------
Current liabilities
  Accounts payable                             $ 1,232,262   $ 1,669,014   $ 1,821,828
  Bank Loans (Note 4)                            4,952,705     7,032,273    11,508,096
  Other payables (Note 2h)                       1,346,947     3,568,608     4,086,455
  Due to affiliated companies (Note 2h & 10)     8,172,693             0             0
---------------------------------------------  ------------  ------------  ------------
Total current liabilities                       15,704,607    12,269,895    17,416,379

Long Term Liabilities (Note 4)                  12,561,744     2,959,259        61,022
                                               ------------  ------------  ------------
Total Liabilities                               28,266,351    15,229,154    17,477,401

Common Stock  at par of $0.001(Note 5)               4,167        12,500        12,500
  Paid in Capital (Note 6)                      15,040,964    15,040,964     8,530,120
  Retained earnings                              2,366,983       815,932     1,998,111
---------------------------------------------
Cumulative Translation adjustments (Note 2i)        51,501        54,438        13,977
---------------------------------------------  ------------  ------------  ------------
Total stockholders' equity                      17,463,615    15,923,834    10,554,708

Total Liabilities
and Owners' Equity                             $45,729,966   $31,152,988   $28,032,109
                                               ============  ============  ============

      The notes attached form an integral part of the consolidated financial statements.

                               SUNFLOWER (USA), LTD.


                       CONSOLIDATED STATEMENTS OF OPERATIONS

                             For the years ended May 31


                                                 1999         1998         1997
                                             ------------  -----------  -----------
Sales (Note 2j)                              $18,238,345   $15,889,587  $11,662,980
Cost of sales                                 14,393,203    13,188,836   10,024,493
                                             ------------  -----------  -----------
Gross profit                                   3,845,142     2,700,751    1,638,487
Selling expenses                                 146,590       180,155       76,154
General & administrative expenses                745,598       402,456      397,313
                                             ------------  -----------  -----------
Operating profit                               2,952,954     2,118,140    1,165,020
Financial expenses (Note 2k)                     121,854       300,319      118,747
Other income (Note 2l)                           913,508             0            0
                                             ------------  -----------  -----------
Income before tax                              3,744,608     1,817,821    1,046,273
Provision for income tax (Note 2m)               627,292             0            0
                                             ------------  -----------  -----------
Net Income                                     3,117,316     1,817,821    1,046,273
Other Comprehensive Income/(Loss)
(Note 2n)                                         (2,937)       40,461       13,977
                                             ------------  -----------  -----------
Comprehensive Income                         $ 3,114,379   $ 1,858,282  $ 1,060,250
                                             ============  ===========  ===========

Weighted average common
  Shares outstanding -
  basic and diluted                            4,166,667    12,500,000   12,500,000
                                             ------------  -----------  -----------

Earnings per share -
  basic and diluted                          $      0.75   $      0.15  $      0.08
                                             ------------  -----------  -----------

The notes attached form an integral part of the consolidated financial statements.

                                       SUNFLOWER  (USA),  LTD.
                                       -----------------------

                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                          For the years ended May 31, 1997, 1998 and 1999

                    COMMON      COMMON      PAID IN      RETAINED     CUMULATIVE     STOCKHOLDERS'
                     STOCK       STOCK      CAPITAL      EARNINGS     TRANSLATION       EQUITY
                   (SHARES)     (DOLLAR                               ADJUSTMENT
                                AMOUNT)
                  -----------  ---------  -----------  ------------  -------------  ---------------

Balance as of     12,500,000   $ 12,500   $   412,807  $   951,838   $          0   $    1,377,145
May 31, 1996

Capital Increase           0          0     8,117,313            0              0        8,117,313

Net Income for             0          0             0    1,046,273              0        1,046,273
the year
Translation
Adjustment                0          0             0            0         13,977           13,977
                  -----------  ---------  -----------  ------------  -------------  ---------------

Balance as of
May 31, 1997      12,500,000     12,500     8,530,120    1,998,111         13,977       10,554,708

Capital Increase           0          0     3,510,844            0              0        3,510,844

Net Income for             0          0             0    1,817,821              0        1,817,821
the year

Recapitalization           0          0     3,000,000   (3,000,000)             0                0

Translation
Adjustment                 0          0             0            0         40,461           40,461
                  -----------  ---------  -----------  ------------  -------------  ---------------

Balance as of
May 31, 1998      12,500,000     12,500    15,040,964      815,932         54,438       15,923,834

Distribution               0          0             0   (1,566,265)             0       (1,566,265)

Reverse Split     (8,333,333)    (8,333)            0            0              0           (8,333)

Net Income for
the year                   0          0             0    3,117,316              0        3,117,316
Translation
Adjustment                 0          0             0            0         (2,937)          (2,937)
                  -----------  ---------  -----------  ------------  -------------  ---------------

Balance as of
May 31, 1999       4,166,667   $  4,167   $15,040,964  $ 2,366,983   $     51,501   $   17,463,615
                  ===========  =========  ===========  ============  =============  ===============

The notes attached form an integral part of the consolidated financial statements.

                                                 SUNFLOWER  (USA),  LTD.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                FOR THE YEARS ENDED MAY 31


CASH FLOWS FROM OPERATING ACTIVITIES                                                1999           1998          1997
                                                                                -------------  ------------  ------------
Net Income                                                                      $  3,114,379   $ 1,858,282   $ 1,060,250
Adjustments to reconcile net income to cash provided by operating activities:
(Increase)/decrease in accounts receivable                                        (2,851,560)     (547,573)      (89,519)
Decrease/(increase) in deposits, prepayments and other receivables                 4,374,129       609,867    (1,802,993)
                                                                                -------------  ------------  ------------
Decrease/(increase) in inventories (net)                                           2,118,851    (4,519,217)     (710,025)
(Decrease)/increase in accounts payable                                             (436,752)     (152,814)    1,012,206

Decrease in other payable and charges                                             (2,221,662)     (517,847)   (2,675,873)
Depreciation expenses                                                                349,996       501,953       441,500
                                                                                -------------  ------------  ------------
Net cash provided by operating activities                                          4,447,381    (2,767,349)   (2,764,454)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and machinery                                        (20,729,107)     (577,783)     (554,732)
Sale of property, plant and machinery                                                298,740             0             0
Decrease/(Increase) in amount due from affiliated companies                        1,969,389       635,672    (5,245,863)
Increase in amount due to affiliated companies                                     8,172,693             0             0
Increase in construction in progress                                                       0       (32,155)      (75,157)
                                                                                -------------  ------------  ------------
Net cash flows from investing activities                                         (10,288,285)       25,734    (5,875,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reverse split                                                                         (8,333)            0             0
Increase in long term debt                                                         9,602,484     2,898,238             0
Reduction in short term bank loan                                                 (2,079,567)   (4,475,822)     (614,460)
Paid Up Capital                                                                            0     6,510,844     8,117,313
Profit Distribution                                                               (1,566,265)   (3,000,000)            0
                                                                                -------------  ------------  ------------
Net cash flows from financing activities                                           5,948,319     1,933,260     7,502,853

Net increase/(decrease) in cash and cash equivalent                                  107,415      (808,355)   (1,137,353)
Cash and cash equivalents at beginning of the period (June 1)                        795,340     1,603,695     2,741,048
                                                                                -------------  ------------  ------------
Cash and cash equivalents at end of the period (May 31)                         $    902,755   $   795,340   $ 1,603,695
                                                                                =============  ============  ============

The notes attached form an integral part of the consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1)   GENERAL
     -------

SunFlower (USA), Ltd. ("the Company") is incorporated in the State of Nevada on October 5, 1998. The Company, with place of business located at 764 Industry Drive, Building 16, Tukwila, Washington 98188, was established to develop and market its copper and alloy products in the United States. It owns 100% of subsidiary - SunFlower Industry (BVI) Co. Ltd. ("SunFlower (BVI)"), which is incorporated in British Virgin Islands on September 1, 1998. SunFlower (BVI) is a shell company, has no activities except that it owns 100% of its subsidiary - SunFlower Industry Co. Ltd. ("SunFlower"), located in Sheng Yang City, People's Republic of China (PRC). The PRC subsidiary is incorporated in PRC in 1992, as a sino- Hong Kong joint venture.

Currently, the Company's main business activities are operated by the PRC subsidiary, SunFlower Industry Co. Ltd. The subsidiary engages in the manufacturing and marketing of different types of alloys and copper products, such as copper pipes, sheets, wires, plates, belts, white copper, yellow copper and nickel alloy, etc in PRC. The Company receives its sales orders mainly from the utility and power generating industries in PRC. Its products are used in the high-voltage power transmission, turbines, electrical cables, heat exchangers, refrigerators and air conditioners. Some products are sold to the Germany and Japan in the current year. Based on an initial market steady, the Management believes that its copper pipes products can be used in the U.S. household/ home improvement markets.

Management is confident that the financial statements include all adjustments necessary in order to make them not misleading.

2)   PRINCIPAL  ACCOUNTING  POLICIES  AND  PRACTICE
     ----------------------------------------------

          a) FISCAL YEAR ENDING MAY 31

          The Company's fiscal year ends on May 31 of the following year. This fiscal year policy has been adopted consistently in the past years.

          b) BASIS OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its subsidiaries (See Note 1, General). All material intra-company balances and transactions, if any, have been eliminated on consolidation.

          c) ACCOUNTS RECEIVABLE

          Accounts receivable is the sales amount to be received. The balance of this account is recorded net of provisions for bad debt amounts.

          d) DEPOSITS AND OTHER ADVANCES AND DUE FROM AFFILIATED COMPANIES

          The balance of Deposits and Other Advance includes deposits made for the purchase of raw materials and fixed assets, short term advances/loans by the Company, prepayments and notes receivable and advances to company's employees for business travels and conferences

          The detailed composition of Deposits and Other Advances account and Due From Affiliated Companies, on the balance sheets for the three (3) years are disclosed as follows:

                       MAY 31, 1999   MAY 31, 1998   MAY 31, 1997
                       -------------  -------------  -------------
Deposits, advances &
loans to non-related
parties                    4,552,108      7,067,300      8,903,593
Prepayments                   93,487      1,310,683        858,665
Notes receivables             60,533        702,273        127,865
                       -------------  -------------  -------------
Total Deposit & Other
Advances               $   4,706,128  $   9,080,256  $   9,890,123
                       =============  =============  =============

Deposits, advances &
loans to affiliated
companies              $   2,640,802  $   4,610,191  $   5,245,863
                       =============  =============  =============

          The advances & loans from the Company to affiliates were short-term in nature and were charged with no interest. The loans did not have a specific repayment date. The loans were unsecured and due on demand. The affiliated companies are controlled by Mr. Edward Liu. (See Note 10, Related Party Transactions).

          e) PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION EXPENSES

          Company constructs major factory buildings and purchases equipment to expand its manufacturing facilities in the current year. Consequently, the balance of its fixed assets increased materially as of May 31, 1999 (See Note 4, Bank Loans).

          Fixed assets are recorded at historical costs. Depreciation expenses are calculated to write off asset costs after deducting the scrap values on a straight line basis over the expected useful lives. The Company's policy requires proper maintenance to ensure the useful lives of the fixed assets.

          In 1999, the Company elected to update the useful lives of Machinery and Equipment from 8 years to 18 years, to better reflect the lives of assets. The resulting depreciation effect of this accounting policy does not materially change the Company's operational results.

          Detailed depreciation expenses of the Company for the past three years are as follows:

                               May 31, 1999        May 31, 1998     May 31, 1997
                               -------------       ------------     ------------
-  Building                      $347,446            $70,413           $64,676
-  Machinery  and  Equipment     $764,011            $431,540         $376,824

          f) CONSTRUCTION IN PROGRESS

          The amount of expansion while in progress is recorded under the Construction In Progress account. When the construction is completed, the balance of the Construction In Progress account is then transferred to the Property, Plant & Equipment account.

          g) INVENTORIES

          Inventories are stated at a predetermined manufacturing cost for each product during the year. The inventory cost includes direct materials, direct labor and manufacturing overheads. Costs are then adjusted at the year end to reflect the actual value of the inventories. Inventories are recorded on the "first-in first-out" basis, which is in compliance with the Generally Accepted Accounting Principle. The components of inventories are as follows:


                               May 31, 1999        May 31, 1998     May 31, 1997
                               -------------       ------------     ------------
-  Raw  Materials               $  108,729         $3,535,748       $1,356,057
-  Work  In  Progress           $3,640,358         $2,257,946       $  447,190
-  Finished  Goods              $  981,266         $1,055,510       $  526,740
                               -------------       ------------     ------------
                                $4,730,353         $6,849,204       $2,329,987


          h) OTHER PAYABLES AND DUE TO AFFILIATED COMPANIES

          The balance of other payable includes accrued expenses, notes payables and tax payables. The details composition of other payables on the balance sheets for the three (3) years are disclosed as follows:

                      May 31, 1999   May 31, 1998   May 31, 1997
                      -------------  -------------  -------------
Notes payable               523,987      2,671,100      3,611,291
Accruals                    170,975        133,859        103,378
Salary payable               24,693         38,488         45,440
Tax payable                 627,292              -              -
Other payable                     -        725,161        326,346
                      -------------  -------------  -------------
Total other payables  $   1,346,947  $   3,568,608  $   4,086,455
                      -------------  -------------  -------------

          Payables from affiliated companies in the amount of US$8,172,693, which were unsecured, interest-free and without fixed terms of repayment. Please refer to Note10.

          i) FOREIGN CURRENCY TRANSLATION

          The   following  are  the   Company's   policy  on  Foreign   Currency
          Translation, in accordance with SFAS No.52.

          The translation of financial statements of a subsidiary into United States dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet dates, and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or (losses) resulting from translation are included in the stockholders' equity separately as cumulative translation adjustments. While the cumulative translation adjustments for the fiscal years ended May 31, 1999, 1998 and 1997 were $51,501, $54,438, and $13,977, respectively. #2 Transactions denominated in a currency other than the functional currency are translated into the functional currency at the applicable exchange rates at the time of the transactions.#2 Aggregate losses (gains) from foreign currency transactions included in the results of operations for the fiscal years ended May 31, 1999, 1998, and 1997 were approximately US$507, US$211 and Nil, respectively.


          j) SALES/REVENUE RECOGNITION

          Product  sales/revenue  is recognized upon transfer of title of goods,
          this  is  in  accordance  with  the  Generally   Accepted   Accounting
          Principle.

          k) FINANCIAL EXPENSES

          The total amount of interest costs incurred and charged to expense during the periods, which excludes the amount of interest cost has been capitalized as fixed assets, (i.e. interest expenses necessary to bring the assets to the condition and location for its intended use during the periods, which has future value are capitalized and depreciated over the useful life of such fixed assets) are as follows:

                               May 31, 1999        May 31, 1998     May 31, 1997
                               -------------       ------------     ------------
     Interest  Expense         $121,854             $300,319           $118,747
     Interest Capitalized      $928,996             $319,017           $546,358

          l) OTHER INCOME

          The Company's business is to purchase raw materials (such as ingots) and manufacture them into finished products (such as pipes). The Company sells finished products to its customers. The sales of raw materials are not the main business of the Company. The sales of raw materials are not common for the Company and is infrequent in the occurrence. In 1999, an income of $845,980 occurred from sales of raw materials through a copper commodity market with cost of $1,033,987 and sales price of $1,882,243, was classified as Other Income in the statement of operations.

          While in the past, no such sale was incurred. The Company management believes that the activity is infrequent. It may occur, if practical, to maximize the Company's profitability. (See Note 2g, Inventories).

          m) INCOME TAX

          The Company accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

          The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which they operate. The current provision for income tax is provided at the applicable tax rates in accordance with the relevant income tax laws and tax credits when applicable, may be applied.

          Currently, the Company has no sales in the United States, receives no income repatriated from its overseas subsidiary, nor is engaged in sales of properties or received passive income as defined under
          Section 952(a) and Section 954(a). Therefore, the Company is not subject to US tax liability under Section 951 of Subpart F, Income of Controlled Foreign Corporation. Therefore, income generated from the overseas subsidiary is recognized for the accounting purposes, while not recognized for the U.S. tax purposes. However, when a profit is incurred or profit distribution is received in the US, the Company is subject to US taxes and a US tax provision is to be provided.

          Normally, the Company's PRC subsidiary is subject to income tax at a rate of 33% (30% state income tax and 3% local income tax). The Company registered as a joint venture in PRC, is entitled to a special tax exemption for the first two years of profitable operations in 1997 and 1998. Therefore, no PRC tax liability was recorded in 1997 and 1998. During the 1999, a provision of approximate 33% tax (or $1,254,584) was made as income tax liability for the PRC subsidiary. As the subsidiary entitles a special 50% reduced tax rate on the income for the following three years, starting1999 to 2001under the Preferential Tax Policies. Consequently, the 33% provision made during the finical year 1999, may result in an over provision of income taxThe Company reduced its overstated tax liability and adjusted the tax provision to US$627,292 for the fiscal year ended May 31, 1999. The above tax adjustment is to reduce over tax provision made during the year. It is not due to the changes in tax laws or rates.



          The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the Statement, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No tax benefits has been recognized in the financial statements. No other significant reconciling items exist between the actual effective tax rates and the expected effective tax rate. #3 As of May 31, 1999, the Company has no deferred tax asset or liability in the U.S. as the Company have no operation in the United States, nor in its PRC subsidiary, as there were no significant differences between the tax and financial statements bases of assets and liabilities in the PRC. The reconciliation of the United States federal income tax rate to the effective income tax based on income before income taxes stated in the consolidated statements of operations as follows.

                                             Years Ended May 31
                                             ------------------
                                             1997  1998  1999
                                             ----  ----  -----
United States federal income tax rate           0     0     0
Effect of tax rate in foreign jurisdictions     0     0  16.5%
                                             ----  ----  -----
Effective income tax rate                       0     0  16.5%
                                             ====  ====  =====

Provision  for  income  taxes  comprised:

                      Years Ended May 31
                    ---------------------
                    1997   1998     1999
                    -----  -----  --------
PRC taxes           $   0  $   0  $627.292
U.S. federal taxes      0      0         0
                    -----  -----  --------
Total               $   0  $   0  $627.292
                    =====  =====  ========

          As of May 31, 1999, the company has no deferred tax assets or liabilities in the U.S. nor in its overseas subsidiary. Therefore, no disclosure is needed.

          There are no changes in tax laws or rates as of May 31, 1999. Therefore, no disclosure on changes in tax laws or rates is needed.

          n) COMPREHENSIVE INCOME - FOREIGN CURRENCY TRANSACTION

          In accordance with SFAS No.130 - Reporting Comprehensive Income, an entity issuing a full set of financial statements must prepare an income statement using a comprehensive income approach. Comprehensive income is the increase or decrease in equity of an entity for an accounting period from all sources other than from owners. If gains or losses incurred from the translation of foreign currency exchange, the gains or losses is to be recorded under other comprehensive income on the statement of operations. (refer to Note 2 i - Foreign Currency Translations ).


          o) USE OF ESTIMATES

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

During the fiscal year ended May 31, 1999, sales to 10 major customers accounted for over approximate 60% of the Company's sales. However, none of these individual customer purchases over 10% of the Company's sales. The dollar value of sales to these customers is expected to maintain or increase steadily over the next several years due to the fact that the Company is the only privately-owned alloy manufacturer in the PRC, which can produce certain products to meet the specifications and quality of its customers. The management indicated that it will continue to provide alloy products to meet the demands of its customers.

4)     BANK  LOANS
       -----------

As a result of a major expansion of the Company's factory building and manufacturing facilities, loans from banks were secured as a way to finance the expansion. The outstanding loan balance amounted to US$4,928,837, being the portion repayable within one year, is reflected under the Current Liabilities. The remaining loan balance of US$12,501,205 is shown under the Long Term Liabilities. Details of the terms of bank loans:

Principle    Denominate     Interest     Name of Banks  Maturity   Collateral  Nature
             Currency       Rate                        Date
-----------  ----------  --------------  -------------  ---------  ----------  ------
$   460,048    RMB               0.693%  Shenyang       June,      No          Short
                               monthly.  Corporation    1999                   Term
                                         Bank
-----------  ----------  --------------  -------------  ---------  ----------  ------
$ 3,874,092    RMB               0.765%  Shenyang       June,      No          Short
                                monthly  Credit Bank    1999                   Term
-----------  ----------  --------------  -------------  ---------  ----------  ------
$   117,433    RMB             0.63525%  Bank of        October,   No          Short
                               monthly   Communication  1999                   Term
-----------  ----------  --------------  -------------  ---------  ----------  ------
$   501,123    US$       Floating        Bank of        November,  No          Short
                         Rate            Communication  1999                   Term
-----------  ----------  --------------  -------------  ---------  ----------  ------
$12,561,744    RMB               1.035%  Shenyang       April,     Yes         Long
                               monthly   Credit Bank    2001                   Term
-----------  ----------  --------------  -------------  ---------  ----------  ------

All bank loans are charged with a fixed interest rate, except the US$498,717 loan, which is based on a "LIBOR plus" floating interest rate. The long-term debt of US$ 12,561,744 is secured by the affiliate's assets with an fixed interest rate at 12.42% annually (or 1.035% monthly). Banks loans may subject to credit risk. Management believes that the short-term loans are to be extended or renewed when a bank application is made on the maturity of date.

5)     STOCK  AND  SHAREHOLDERS
       ------------------------

The Company has 50,000,000 shares of authorized common stock with par value of US$0.001 per share. No preferred stock is authorized and outstanding. During the second quarter of the current year, the outstanding common shares of 12,500,000 were reduced to 4,166,667 common shares.

The Company's shares are listed and traded on the OTC "BB" (or NASDAQ), under the symbol "SFLW" on and about October 5, 1998. Signature Stock Transfer, Inc. in Dallas, Texas, serves as transfer agent and registrar for the Company's common stock.
Principal shareholding of the Company before the US$1 million fund raising is as follows:

Name                         Title           Shares    Percentage
                                             Owned        Owned
Edward LIU             Chairman/Secretary  2,200,000       52.800%
Paul MENG              Director/President    240,000        5.760%
Witty LIU              Director              240,000        5.760%
Joy King ZHANG         Director              120,000        2.880%
Virginia TONG          Director               80,000        1.920%
Christina ZHANG        Director               80,000        1.920%
Nathan GOLDENTHAL      Director                  333        0.008%

Total officers and directors as a group    2,960,333       71.050%

6)     PAID-IN-CAPITAL
       ---------------

The total paid in capital of the Company as of May 31, 1999 is US$15,040,964, which is the same in 1998. In 1998, the Company increased its Paid In Capital from $8,530,120 to $15,040,964 through additional shareholders contributions and plough in of $3,000,000 of its retained earning.

7)     COMMITMENT  AND  CONTINGENCIES
       ------------------------------

No  other  material commitments and contingencies were noted as at May 31, 1999.

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

9)     INFLATION
       ---------

The Management believed that inflation will not have a material impact of the Company's operation, in the near future. The inflation has not had a material impact on the Company's business in recent years.


10)      RELATED  PARTY  TRANSACTIONS
         ----------------------------

There are related party borrowings between the Company and its affiliated partiesThe related party transactions are summarized as follows:


                                   MAY 31, 1999   MAY 31, 1998   MAY 31, 1997
                                  --------------  -------------  -------------
Receivables from an affiliate
-  Jo Fong Hotel                  $   2,640,802   $   4,610,191  $   5,245,863
                                  --------------  -------------  -------------

Payable to a Director                  (788,290)            -0-            -0-
Payables to Affiliates
- Shenfa Development Co.               (814,282)            -0-            -0-
- Shenfa Interior Decorating Co.     (5,491,438)            -0-            -0-
- Shenfa Transportation Co.          (1,078,683)            -0-            -0-
                                  --------------  -------------  -------------
Payables to Affiliates               (8,172,693)            -0-            -0-
                                  --------------  -------------  -------------

Mr. Edward Liu, Chairman, is a Director and major shareholder of the related companies. The amounts loaned or borrowed with the related companies were short term in nature and charged with no interests. The borrowings were unsecured and had no specified repayment dates. They were due on demand. It is management's opinion that the related parties transactions are considered to be favorable to the company as those loans, which could have been obtained from unrelated parties.

The Company has some facilities, which are shared by its affiliated companies. The financial effects of the shared facilities are not material. There are no proposed transactions between the company and any of its officers or directors or affiliates. All other related party transactions are disclosed when material, in accordance with FASB No.57.

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

12)     FOREIGN  CORRUPT  PRACTICES  ACT
        --------------------------------

The Company is subject to the U.S. Foreign Corrupt Practices Act of 1977, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with the Company, are not subject to these prohibitions. During the audit, no violation of the Foreign Corrupt Practices Act by the Company is noted.

13)     RETIREMENT  PLAN
        ----------------

The Company's employees in the PRC are all hired on a contractual basis, which Company has no obligations for pension liabilities to the employees. In addition, Company has not adopted post-retirement or post-employment benefit plans.

14)     SHORTAGE  OF  LABOR
        -------------------

The Company does not experience any labor shortage or labor disputes in the past. It is expected that labor resources are abundant to fulfill company's manufacturing and operating needs.

15)     SHORTAGE  OF  SUPPLIES/COPPER  PRICE  FLUCTUATION
        -------------------------------------------------

The Company purchases raw materials and supplies from various sources and suppliers (e.g. used coppers, copper ingots, other non-ferrous metals) to manufacture its products. The Company does not experience any shortage of raw materials and supplies. It is expected that under a normal business environment, there is no shortage of raw material and supplies in the near future.

The Company purchases copper raw materials and manufactures them to finished products. The prices of copper raw materials may fluctuate from time to time. It has been low for the past few years, but prices may rise, resulting in increased material prices for operations.

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

17)     ACCOUNTING  FOR  STOCK  OPTIONS
        -------------------------------

In October 1995, the FASB issued Statement of Financial Accounting Standards No.123 "Accounting for Stock Based Compensation" (FASB No.123), which established the "fair value" method of accounting for stock based compensation arrangements. The Company has not adopted any Stock Option Plan as of May 31, 1999. The Board of Directors intends to adopt a stock option plan in the future to reward its management and employees of exceptional contributions to the Company.

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

                              SunFlower (USA), Ltd.
                              ---------------------

                     Unaudited Interim Financial Statements
                     --------------------------------------

                    For Third Quarter Ended February 29, 2000




Contents                                                                   Pages
--------                                                                   -----


Accountants' Review Opinion. . . . . . . . . . . . . . . . . . . . . . . . . .22


Unaudited Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . .23


Unaudited Consolidated Statements of Operations. . . . . . . . . . . . . . . .24


Unaudited Consolidated Statements of Changes in Stockholders' Equity. . . . . 25


Unaudited Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . .26


Notes to the unaudited consolidated financial statements . . . . . . . . . 27-37

                                 DICKSON V. LEE
                      CERTIFIED PUBLIC ACCOUNTANTS, L.L.C.
______________________________________________________________________________
Main  Address     :110 Wall Street, Suite 15C, New York, NY 10005 PMB 100
-------------      Telephone:  (212)  701-8587          Fax:  (212)  701-8543
China  Address    :Suite  2503,  United  Plaza,  Shenzhen,  China
--------------     Telephone  :  (755)  271-0062        Fax:  (755)  271-0389
______________________________________________________________________________

                           Accountants' Review Opinion

SunFlower  (USA),  Ltd.
Stockholders  and  Board  of  Directors

We have made a review of the consolidated balance sheets of SunFlower (USA), Ltd. as of February 29, 2000, 1999 and 1998, which is the end of the third quarter of the 2000, 1999 and 1998 fiscal years and the related consolidated statements of income and expenses, consolidated statements of changes in stockholders' equity and consolidated statement of cash flows for the three-month periods then ended, in accordance with standards established by the American Institute of Certified Public Accountants. These consolidated interim financial statements are the responsibility of the Company's management.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with the U.S. generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

On the basis of our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with the U.S. Generally Accepted Accounting Principles.

Dickson  V.  Lee,  Certified  Public  Accountants,  LLC
New  York,  New  York
April  8,  2000

                                  SunFlower (USA), Ltd.
                          Unaudited Consolidated Balance Sheets
                          -------------------------------------

                         For The Third Quarter Ended February 29

Assets
                                                      2000         1999         1998
                                                   -----------  -----------  -----------
Current assets
    Cash and cash equivalents                       3,726,620      941,922    1,490,838
    Accounts receivable (Net) (Note 2c)             2,519,691    1,378,827      227,667
    Inventories less allowance (Note 2g)            5,145,691    4,414,454    3,668,204
    Deposits, other advances (Note 2d)             11,755,913   19,462,034    7,151,785
    Due from affiliated companies (Note 2d)                 0    4,610,191    5,245,863
                                                   -----------  -----------  -----------
Total current assets                               23,147,915   30,807,428   17,784,357

Fixed assets (Note 2e)
    Land & buildings                               11,587,955    2,468,820    2,220,315
    Machine & others                               18,915,596    3,501,496    3,396,498
Less: Acc depreciation                             (2,864,820)  (2,805,126)  (1,803,076)
                                                   -----------  -----------  -----------

Fixed assets (net)
                                                   27,638,731    3,165,190    3,813,737

Other Assets
    Construction in progress                        2,735,539    5,039,266    4,947,992
                                                   -----------  -----------  -----------
Total assets
                                                   53,522,185   39,011,884   26,546,086
                                                   ===========  ===========  ===========



Liabilities & stockholders' equity

                                                      2000         1999         1998
                                                   -----------  -----------  -----------
Current liabilities
    Accounts payables                               2,008,257      908,699    1,635,393
    Short term loans (Note 4)                      12,994,661    5,433,657    5,388,115
    Other payables (Note 2h)                        4.715.695      923,853    5,826,602
                                                   -----------  -----------  -----------
Total current liabilities                          17,817,613    7,266,209   12,850,110

Long term liabilities                              12,501,205   13,208,847    1,760,949
                                                   -----------  -----------  -----------
Total liabilities                                  32,219,818   20,475,056   14,611,059

Stockholders' equity
    Common stock, par value $0.001
    Authorized shares- 50,000,000, Issued
       and outstanding shares- 4,555,166 (Note 5)       4,555       12,500       12,500
    Additional capital (Note 6)                    15,880,594   15,040,964    8,530,120
    Retained earnings
                                                    5,292,010    3,569,112    3,443,620
    Translation adjustments (Note 2i)                 125,208      (85,748)     (51,213)
                                                   -----------  -----------  -----------
Total stockholders' equity                         21,302,367   18,536,828   11,935,027

Total liabilities and stockholders' equity
                                                   53,522,185   39,011,884   26,546,086
                                                   ===========  ===========  ===========

The notes on pages 95 to 105 form an integral part of these consolidated interim financial statements.

                                                       SunFlower (USA), Ltd

                                         Unaudited Consolidated Statements of Operations
                                         -----------------------------------------------

                                             For The Third Quarter Ended February 29


                                               2000                            1999                            1998
                                    -----------------------------  ------------------------------  ------------------------------
                                       Third      Three Quarters      Third       Three Quarters      Third       Three Quarters
                                      Quarter      Accumulated       Quarter       Accumulated       Quarter       Accumulated
                                    -----------  ----------------  ------------  ----------------  ------------  ----------------
Sales (Note 2j)                     $5,626,095   $    20,405,787   $ 4,890,169   $    14,598,700   $ 3,732,035   $    11,172,853
Cost of Sales                        3,812,506        14,936,573     3,423,133        10,708,725     3,106,307         8,981,994
                                    -----------  ----------------  ------------  ----------------  ------------  ----------------
Gross Profit                         1,813,589         5,469,214     1,467,036         3,889,975       625,728         2,190,859
Selling expenses                        26,353            82,168        29,072            93,675        62,956           133,945
General & administration expenses      220,822           890,178       102,894           510,953       107,346           309,136
                                    -----------  ----------------  ------------  ----------------  ------------
Operating profit                     1,566,414         4,496,868     1,335,070         3,285,347       455,426         1,747,778
Financial expenses (Note 2k)           136,231           451,688       408,740           485,849        54,192           271,139
Other Income/(expense)                 (38,557)          (44,413)       (7,812)          (46,318)       14,570           (31,130)
                                    -----------  ----------------  ------------  ----------------  ------------
Income before tax                    1,391,626         4,000,767       918,518         2,753,180       415,804         1,445,509
Tax (Note 2l)                          417,488         1,075,740             -                 -             -                 -
                                    -----------  ----------------  ------------  ----------------  ------------  ----------------
Net Income                             974,138         2,925,027       918,518         2,753,180       415,804         1,445,509
Other Comprehensive income
/(loss)  (Note 2n)                      60,539            73,707       (97,112)         (140,186)      (57,210)          (65,190)
                                    -----------  ----------------  ------------  ----------------  ------------  ----------------
Comprehensive income                $1,034,677   $     2,998,734   $   821,406   $     2,612,994   $   358,594   $     1,380,319
                                    ===========  ================  ============  ================  ============  ================

Weighted Average number of common
  shares - basic and diluted         4,555,166         4,555,166    12,500,000        12,500,000    12,500,000        12,500,000
Earnings Per Share
  - basic                           $     0.23   $          0.66   $      0.07   $          0.21   $      0.03   $          0.11
                                    -----------  ----------------  ------------  ----------------  ------------  ----------------

  - diluted                         $     0.23   $          0.66   $      0.07   $          0.21   $      0.03   $          0.11
                                    -----------  ----------------  ------------  ----------------  ------------  ----------------

                                     SUNFLOWER (USA), LTD.

             UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             --------------------------------------------------------------------

                             FOR THE THIRD QUARTER ENDED FEBRUARY 29



                    COMMON      COMMON    PAID IN     RETAINED    CUMULATIVE    STOCKHOLDERS'
                     STOCK      STOCK     CAPITAL     EARNINGS    TRANSLATION       EQUITY
                   (SHARES)    (DOLLAR                            ADJUSTMENT
                               AMOUNT)
                  -----------  --------  ----------  -----------  ------------  --------------

Balance as of
May 31, 1997      12,500,000    12,500    8,530,120   1,998,111        13,977      10,554,708

Capital Increase           0         0    3,510,844           0             0       3,510,844

Net Income for
the year                   0         0            0   1,817,821             0       1,817,821

Recapitalization           0         0    3,000,000  (3,000,000)            0               0
Translation
Adjustment                 0         0            0           0        40,461          40,461
                  -----------  --------  ----------  -----------  ------------  --------------

Balance as of
May 31, 1998      12,500,000    12,500   15,040,964     815,932        54,438      15,923,834

Distribution               0         0            0  (1,566,265)            0      (1,566,265)

Reverse Split     (8,333,333)   (8,333)           0           0             0          (8,333)

Net Income for
the year                   0         0            0   3,117,316             0       3,117,316
Translation
Adjustment                 0         0            0           0        (2,937)         (2,937)
                  -----------  --------  ----------  -----------  ------------  --------------

Balance as of
May 31, 1999       4,166,667     4,167   15,040,964   2,366,983        51,501      17,463,615
Issue common
Shares               378,499       378      839,630                                   840,008
Issue common
Shares                10,000        10                                                     10
Net income for
the First Qtr              0         0            0   2,925,027                     2,925,027
Translation
Adjustment                                                             73,707          73,707
                  -----------  --------  ----------  -----------  ------------  --------------
Balance as of
Feb 29, 2000       4,555,166     4,555   15,880,594   5,292,010       125,208      21,302,367
                  -----------  --------  ----------  -----------  ------------  --------------

The notes on the following pages form an integral part of the financial statements.

The notes on pages 95 to 105 form an integral part of these consolidated interim financial statements.

                                              SunFlower (USA), Ltd.

                                 Unaudited Consolidated Statement of Cash Flows
                                 ----------------------------------------------

                          #8 For The (Third Quarter) Nine Month Period Ended February 29

                                                                           2000          1999           1998
                                                                       ------------  -------------  ------------
Cash Flows from Operating Activities:

Net Income                                                             $ 2,998,734   $  2,612,994     1,380,319
Adjustments to reconcile net income to cash provided by
operating activities:
  (Increase)/Decrease in accounts receivable                             1,115,479       (595,217)        8,371

  (Increase)/Decrease in deposits, prepayments and other receivables    (7,049,785)   (10,381,778)    2,538,338
  (Increase)/Decrease in inventories (net)                                (415,338)     2,434,750    (1,338,217)
  Increase/(Decrease) in accounts payable                                  775,995       (760,315)     (186,435)
  Increase/(decrease) in other payable and charges                       3,368,748     (2,644,755)    1,745,070
  Depreciation expenses                                                    856,657        923,137       448,240
                                                                       ------------  -------------  ------------
Net cash provided by operating activities                                1,650,490     (8,411,184)    4,595,686

Cash Flows from Investing Activities:
  #9 Decrease in amounts due from affiliated companies                   2,640,802              -             -
  #9 Decrease in amounts due to affiliated companies                    (8,172,693)             -             -
  Purchase of property, plant and machinery                                      -       (324,420)     (288,489)
  Proceeds from sales of plan and machinery                                      -        141.610             -
#10Increase in construction in progress                                 (2,116,169)       (11,092)
                                                                       ------------  -------------  ------------
Net cash flows from investing activities                                (7,648,060)      (193,902)     (288,489)

Cash Flows from Financing Activities:
  Common shares issued                                                     840,018      9,548,554             0

  (Reduction)/Increase in long term debt                                  -(60,539)       801,730     1,699,927
  Increase in short term bank loan                                       8,041,956              -
  Reduction in short term bank loan                                              -     (1,598,616)   (6,119,981)
                                                                       ------------  -------------  ------------
Net cash flows from financing activities                                 8,821,435      8,751,668    (4,420,054)

Net (decrease)/increase in cash and cash equivalent                      2,823,865        146,582      (112,857)
Cash and cash equivalents at beginning of the period(June 1)               902,755        795,340     1,603,695
                                                                       ------------  -------------  ------------
Cash and cash equivalents at end of the period (February 29)           $ 3,726,620   $    941,922   $ 1,490,838
                                                                       ============  =============  ============

The notes on pages 95 to 105 form an integral part of these consolidated interim financial statements.

1)     GENERAL
       -------

SunFlower (USA), Ltd. (the Company) is incorporated in the State of Nevada on October 5, 1998, with the place of business located at 764 Industry Drive, Building 16, Tukwila, Washington 98188. It owns 100% of its subsidiary - SunFlower Industry (BVI) Co. Ltd. (SunFlower (BVI)), which is incorporated in British Virgin Islands. SunFlower (BVI) is a shell company, has no activities except that it owns 100% of its subsidiary - SunFlower Industry Co. Ltd.
(SunFlower), located in Sheng Yang City, People's Republic of China (PRC), Sunflower Industry Co. Ltd. is incorporation in the PRC as a sino-Hong Kong joint venture in 1992.

The Company's main activities are operated by its PRC subsidiary SunFlower, which has been in operation since 1992. The Company engages in the manufacturing and marketing of different types of alloys and copper products, such as copper pipes, sheets, wires, plates, belts, white copper, yellow copper and nickel alloy, etc. The Company receives its sales orders mainly from the utility and power generating industries in PRC. Its products are used in the high-voltage power transmission, turbines, electrical cables, heat exchangers, refrigerators and air conditioners.

The Company establishes an US executive office in the suburban area of Seattle, located at 764 Industry Drive, Tukwila, Washington 98188 to expand its U.S. presence in July 1999. So that the Company can 1) secure copper raw materials from the U.S. for the use by its Chinese manufacturing facilities and 2) start sales activities of its copper pipes, wires and brass products in America, which can be used in the U.S. household/ house improvement markets.

The Company retains Graves Group & Company of Seattle, Washington as its public relations consultant to assist the Company to generate news coverage in both industry trade press releases as well as the business media and to produce a marketing brochure of the Company.


The  Company has filed the Form 10SB with the Securities and Exchange Commission
(SEC) according to the Section 12(g) of the Securities Exchange Act of 1934. The SEC is currently reviewing company's filing of Form 10-SB.The Company made an announcement that it intends to apply for the listing at the American Stock Exchange (AMEX) after the SEC filing is accepted. The upgrading of its stock listing is an integral part of the Company's objective to expand into the North American market. The AMEX filing is in process and is expected to complete, upon the clearance from the SEC and AMEX reviews. #6 Management is confident that the financial statements include all adjustments necessary in order to make them not misleading.


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

          The   following  are  the   Company's   policy  on  Foreign   Currency
          Translation, in accordance with SFAS No.52.

          -    Transactions  denominated in a currency other than the functional
               currency  are  translated   into  the   functional   currency  at
               applicable exchange rates at the time of the transactions.

          - Gains and losses resulting from transaction conducted in a currency other than the functional currency are recorded in current operations. Aggregate losses (gains) from foreign currency transactions included in the results of operations for the periods ended November 30, 1999, 1998, and 1997 were approximately US$142, US$29 and Nil, respectively.

          - Period end balances of assets and liabilities of subsidiaries whose functional currency is other than the US dollar are translated at period end exchange rates, and for revenue and expenses accounts using an average exchange rate during each reporting period. The resulting translation gains and losses are recorded as other comprehensive income, which is a component of stockholders' equity.

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

          #11 Normally, the Company's PRC subsidiary is subject to income tax at a rate of 33% (30% national income tax and 3% local income tax). The Company registered as a Sino- Hong Kong joint venture in PRC, is entitled to a special tax exemption for its entire profits in the first two years of profitable operations incurred in 1997 and 1998. Therefore, no PRC tax liability was recorded in 1997 and 1998. The PRC tax laws stipulate that the joint venture subsidiary entitles a special 50% reduced tax rate on 33% normal tax of 16.5% on the income for the following three years, starting 1999 to 2001. Currently, a provision of tax in the amount of $1,075,740 was made conservatively, for the PRC subsidiary income tax liabilities. The management is confident that the conservative approach on the tax provision is able to cover its interim tax liabilities. The difference between the actual tax liabilities and the tax provision made during the interim year will be adjusted at the year end when a detail tax analysis is to be made, to properly reflect the actual liabilities incurred at the year end.


          The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No, 109, "Accounting for Income Taxes". Under the Statements, deferred tax assets and liabilities are recognized for the future tax consequences attributable to difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured at an enacted rate to recovered or settled. As of February 29, 2000, the Company has no deferred tax assets or liabilities in the U.S. as the Company has not generated any income in the U.S., nor in its PRC subsidiary as there were no significant difference between the tax and financial statement basis of assets and liabilities in the PRC. Therefore, no disclosure is needed.

          The Company's (100%)wholly owned subsidiary located in the PRC has not repatriated any profit nor distributed earnings to the Company in the US since its incorporation in October, 1998. Since there is no profit incurred in the United States, nor income received from its overseas subsidiary as defined under Section 951 of Subpart F, Income of Controlled Foreign Corporation. Therefore, the profits are recognized for the accounting purposes, while profits are deferred and not recognized for the US tax purposes, the difference is permanent and may not be revised.

          The Company has filed its US Corporate tax return timely. The Company management believes that the Company may not have U.S. tax liabilities at the present time. However, when profit is incurred in the United States or income received from its overseas subsidiary, the Company may be subject to U.S. taxes. Consequently a U.S. tax provision is to be made.

          The reconciliation of the United States federal income tax rate to the effective income tax based on income before income taxes stated in the consolidated statements of operations as follows.

                                        Periods  Ended  February  29
                                        ----------------------------
                                             1998  1999  2000
                                             ----  ----  -----
United States federal income tax rate           0     0     0
Effect of tax rate in foreign jurisdictions     0     0  16.5%
                                             ----  ----  -----
Effective income tax rate                       0     0  16.5%
                                             ====  ====  =====

Provision  for  income  taxes  comprised:


                 Periods  Ended  February  29
                 ----------------------------
                    1998   1999      2000
                    -----  -----  ----------
PRC taxes           $   0  $   0  $1,075,740
U.S. federal taxes      0      0           0
                    -----  -----  ----------
Total               $   0  $   0  $1,075,740
                    =====  =====  ==========

          There are no changes in tax laws or rates as of February 29, 2000. Therefore, no disclosure on changes in tax laws or rates is needed.

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



          n) #7 COMPREHENSIVE INCOME - FOREIGN CURRENCY TRANSACTION

          In accordance with SFAS No.130 - Reporting Comprehensive Income, an entity issuing a full set of financial statements must prepare an income statement using a comprehensive income approach. Comprehensive income is the increase or decrease in equity of an entity for an accounting period from all sources other than from owners. If gains or losses incurred from the translation of foreign currency exchange, the gains or losses is to be recorded under other comprehensive income on the statement of operations. (Refer to Note 2 i - Foreign Currency Translations ).


3)     SEGMENTED  GEOGRAPHIC  SALES
       ----------------------------

Presently, a 100% of sales is generated from its Chinese subsidiary and no sales is made by the Company in the United States (See Note 2j).

During the third quarter ended February, 2000, sales to 10 major customers accounted for over approximate 60% of the Company's sales. However, none of these individual customer purchases over 10% of the Company's sales. The dollar value of sales to these customers is expected to maintain or increase steadily over the next several years due to the fact that the Company is the only privately owned alloy manufacturer in the PRC, which can produce certain products to meet the technical specifications and quality requirements of its customers. The management indicated that it will continue to provide alloy products to meet the demands of its customers.

4)     BANK  LOANS
       -----------

As a result of a major expansion of the Company's factory building and manufacturing facilities, loans from banks were secured as a way to finance the expansion. The outstanding loan balance amounted to US$12,994,661, being the portion repayable within one year, is reflected under the Current Liabilities. The remaining loan balance of US$12,501,205 is shown under the Long Term Liabilities. Details of the terms of bank loans:

===========  ==========  ================  ==========================  ===========  ==========  ==========
Principle    Denominate      Interest               Name of             Maturity
             Currency          Rate                  Banks                Date      Collateral    Nature
-----------  ----------  ----------------  --------------------------  -----------  ----------  ----------
$    58,489    RMB       0.5115%  monthly  Bank of Communications      April, 2000  No          Short Term
$   706,831    RMB        0.5445% monthly  Shenyang Corporation Bank   April, 2000  No          Short Term
$ 3,313,253    RMB        0.536%  monthly  Shenyang Credit Bank        April, 2000  No          Short Term
$   498,717    USD       Libor plus        Bank of Communications      May, 2000    No          Short Term
$ 2,176,528    RMB        0.5625% monthly  Shenyang Credit Bank        May, 2000    No          Short Term
$ 3,253,012    RMB        0.702%  monthly  Agricultural Bank of China  May, 2000    No          Short Term
$ 2,987,831    RMB        0.792%  monthly  Construction Bank of China  May, 2000    No          Short Term
$12,501,205    RMB        1.035%  monthly  Shenyang Credit Bank        April, 2001  Yes         Long Term
===========  ==========  ================  ==========================  ===========  ==========  ==========

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

The Company's shares are listed and traded on the OTC "BB" (or NASDAQ), under the symbol "SFLW" on and about October 5, 1998. Signature Stock Transfer, Inc. in Dallas, Texas, serves as transfer agent and registrar for the Company's common stock. During the forth quarter of the 1998, approximate 378,500 additional common shares were authorized to issue to the public in order to raise US$1million. The Company also entered into a 3 year contract with a director (non-executive), in which 10,000 shares and small amount of options are awarded each year (see Note 1). As a result, the total common shares outstanding is approximate 4,555,166 shares.

Principal shareholding of the Company after the US$1 million fund raising, is as follows:

Name                     Title            Shares    Percentage
                         Owned            Owned
-----------------  --------------------  ---------  -----------

Edward LIU         Chairman/Secretary    2,200,000      48.387%
Paul MENG          Director/President      240,000       5.279%
Witty LIU          Director                240,000       5.279%
Joy King ZHANG     Director                120,000       2.639%
Virginia TONG      Director                 80,000       1.760%
Christina ZHANG    Director                 80,000       1.760%
Nathan GOLDENTHAL  Director                    333       0.007%

Total officers and directors as a group  2,960,333       65.11%


6)     PAID-IN-CAPITAL
       ---------------

Referred to " the Unaudited Consolidated Statements of Changes in Stockholders' Equity". The total additional paid in capital of the Company as of February 29, 2000 is US$15,880,594. The amount is in line with the paid in capital amount in 1999 of US$15,040,964.

7)     COMMITMENT  AND  CONTINGENCIES
       ------------------------------

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


9)     INFLATION
       ---------

Inflation has not had a material impact on the Company's business in recent years. It is management belief that the inflation will not have material impact of the Company operations in the near future.


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

13)     RETIREMENT  PLAN
        ----------------

The Company's employees in the PRC and the United States are all hired on contractual basis, which Company has no obligations for pension liabilities to the employees. In addition, Company has not adopted post-retirement or post-employment benefit plans. Discussions were made to established a qualified pension plan to include all United States employees, after meeting certain requipments in the plan. However, no final decision was made as of February 29, 2000.


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

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The statements contained in this quarterly report on Form 10-QSB concerning the Company's business outlook or future economic performance; anticipated profitability, billings, commissions and expenses or other financial items; and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matter are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors, which would cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and other factors include, but are not limited to, (i) the uncertain acceptance of the Company's products in the United States, (ii) the uncertain result of the Company's merger of a US company to its vertical integration strategy, (iii) that the Company has expanded and grown rapidly and there can be no assurance that the Company will continue to be able to grow profitably or manage its growth, (iv) risks associated with the political, economic situation in PRC and the currency exchange rates between the PRC currency (RMB) and US Dollars, (v) competition, (vi) the Company lack of experience in doing business in the United States, (vii) the loss of services of key executives, individuals could have a material adverse effect on the Company's business, financial condition or operating results, (viii) litigation and labor disputes because of operations and /or transactions in both US and overseas and (ix) possible tax exposures, as the Company may be subject to various taxes from more than one tax authorities and (x) the control of the Company by Edward Liu, Chairman & CEO.

RESULTS  OF  OPERATIONS

The following tables set forth selected operational data for the periods of: 1) fiscal year ended May 31, 1999 and 1998 and 2) the accumulative amounts for the most recent three quarters (nine months) of the Company operations, which ended on February 29, 2000 and 1999.


1)     FOR  THE  TWELVE  MONTH  OPERATIONAL  RESULTS:
       ---------------------------------------------

                              FISCAL YEAR    ENDED MAY 31           INCREASED IN
                                 1999            1998           AMOUNT      PERCENTAGE
                             -------------  --------------  --------------  -----------

Net Sales                    $ 18,238,345   $  15,889,587   $   2,348,758        14.78%
Cost of goods sold             14,393,203      13,188,836       1,204,367         9.13%
Gross profit                    3,845,142       2,700,751       1,144,391        42.37%
Selling Expenses                  146,590         180,155         (33,565)     (18.63%)
General & Administration          745,598         402,456         343,142        85.26%
Other income (expenses)           791,654        (300,319)      1,091,973       363.60%
Provision for income taxes        627,292               0         627,292           --
                             -------------  --------------  --------------  -----------
Net income                   $  3,117,316   $   1,817,821   $   1,299,495        71.49%
Other Comprehensive
 Income - Foreign Currency
 Translation Gain/(Loss)           (2,937)         40,461         (43,398)    (107.26%)
                             -------------  --------------  --------------  -----------
Comprehensive Income         $  3,114,379   $   1,858,282   $   1,256,097        67.59%


DIVIDENDS

Since inception, the Company has not paid or declared any cash dividends on its common stock. The Company's Board of Directors currently does not plan to issue a cash dividend. However, the Company may consider distributing profit through cash dividends, when the financial situations justify such a practice.

NET  SALES

The Company's net sales for fiscal year of 1999 increased by $2,348,758 (or 14.78%) to $18,238,345 from $15,889,587 for fiscal year of 1998. The increase of net sales was due to sales volume, not due to an increase of product price. The increase was primarily due to continuing high customer acceptance of the products, effective sales effort, supported by the expansion of manufacturing capacity and continuing economic growth in the PRC. It is to be noted that all of the sales were made in the PRC and no sales was incurred in the US. Despite that it is the Company's intent to establish marketing presence and sales in America.

COST  OF  GOODS  SOLD

The Company's cost of goods sold for the fiscal year of 1999 was $14,393,203 an increase of $1,204,367, or approximately 9% from $13,188,836 for 1998. Such a 9% increase is line with the (14.78%) higher sales volume recorded in 1999.

GROSS  MARGIN

Due to increase of sales and manufacturing efficiency arising through larger value of sales, the gross margin improved from 17% of 1998 to 21% of 1999.

SELLING  EXPENSES

The Company's selling expenses totaled $146,590 in 1999, which represents a decrease of $33,565 (or approximately 18.63%) from 182,155 in 1998. The decrease of cost was primarily a result of continuing strong demand for the Company's high quality products by its existing customers. The high acceptance of the Company's products in the market resulted in a lower marketing and selling expense of the Company.

GENERAL  &  ADMINISTRATIVE  EXPENSES

The Company's general and administrative expenses totaled $745,598 in 1999, an increase of $343,142 or approximately 85%. The increase was primarily due to expansion of its operations in both US and its subsidiary in PRC and the NASDAQ-BB listing related expenses.

OTHER  INCOME  /EXPENSES

Due to the price of copper raw materials, the Company leveraged on the price fluctuations and sold some of its copper raw materials (e.g., copper ingots) and realized a profit of $842,922 (i.e. with sale of $1,873,172 and cost of $1,030,250) during the current year. This income is recorded under the other expenses account together with various small expenses. While in the past years, no such sales activities were incurred. The Company management believes that the activity is not its main business of operation and is infrequent in nature. However, it may continue, if practical, to maximize the Company's profitability.

THE  EFFECTS  OF  METAL  PRICES  (  I.E.,  COPPER  RAW  MATERIALS)

The Company purchases copper raw materials (such as ingots) and manufactures them to finished products (such as pipes). The prices of copper raw materials may fluctuate from time to time. It has been low for the past few years, but prices may rise, resulting in increased material prices for operations.

PROVISION  FOR  INCOME  TAXES

The tax provision of $1,250,051 (or approximately 33%) was made for the 1999 income before tax of $3,731,073 for its subsidiary's profit incurred in the PRC. While in 1998 and 1997, no such a tax provision was made, as the Company was entitled to a tax exemption status in accordance with the PRC income tax rules and regulations. During the fiscal year of 1999, Management took a conservative approach and recorded the 1999 income tax expenses to discharge its potential tax liabilities in the PRC. At the year end, the Company reduced its overstated tax liability and adjusted the tax provision to $627,292 as the subsidiary entilites a 50% reduced tax rate (See Note 2m; Income tax to the audited financial statements. No U.S. income tax liability provision is made a the present time, since the Company has not incurred operational profit nor has income repatriated from its overseas subsidiary as defined under the Section 951 of Subpart F, Income of Controlled Foreign Corporation. However, when the profit is made in the U.S. or an income distribution is repatriated, a U.S. tax provision is to be made.

NET  INCOME

The after tax net income increased 71% (or $1,299,485) from $1,817,821 in 1998 to $3,117,316 in 1999, despite the additional income tax provision of $627,292 made in 1999. The increase of net income reflects the strong growth and profit of the Company.

COMPREHENSIVE  INCOME

The 1999 current (net) comprehensive income increased by 67% to $3,114,379 of 1999 from $1,858,282 of 1998. The increase was in line with the 71% increase of net income of 1999, with some immaterial foreign currency translation loss in the current year.

EARNINGS  PER  SHARE

Earnings per share computations were made for the twelve (12) months fiscal year ended on May 31, 1999. The calculation of the basic and diluted earnings per share for the twelve (12) months fiscal year is as follow:

                                                            YEAR ENDED MAY 31
                                                         -----------------------
                                                           1999        1998
EARNINGS
Profit attribute to shareholders for the purpose of
  basic and diluted earning per share (for 12 months)   $3,114,379  $ 1,858,282

NUMBER OF SHARES
Weighted Average number of common shares                 4,166,667   12,500,000
Effect of diluted potential common shares
       Share option                                              0            0
       Warrants                                                  0            0
Weighted Average number of common shares
  for the purpose of diluted earnings per share          4,166,667   12,500,000

2)   ACCUMULATIVE RESULTS FOR THE FIRST THREE QUARTERS (NINE MONTHS) OPERATIONS
     --------------------------------------------------------------------------
     Accumulative results for the first three quarters operations ended February 29, 2000 and 1999 are as follows:

                                       THREE QUARTERS ENDED              INCREASED IN
                                            FEBRUARY 29
                                     2000                1999         AMOUNT     PERCENTAGE
--------------------------------------------------------------------------------------------
Sales                        $          20,405,787  $  14,598,700   $5,807,087           40%
Cost of goods sold                      14,936,573     10,708,725    4,227,848           39%
Gross profit                             5,469,214      3,889,975    1,579,239           40%
Selling Expenses                            82,168         93,675       11,507           12%
General & Administration                   890,178        510,953      379,225           74%
Other expenses                             407,275        532,167     (124,892)          23%
Provision for income taxes               1,075,740              -            -            -
                             ---------------------  --------------  -----------  -----------
Net income                               2,925,027      2,753,180      171,847            6%
#7 Other Comprehensive
Income- Foreign Currency
Translation Gain/ (Loss)                    73,707       (140,186)     213,893          150%
                             ---------------------  --------------  -----------  -----------
Comprehensive income                     2,998,734      2,612,994      385,743           15%

SALES

The Company's net sales for the first three quarters ended February 29, 2000 is increased $5,807,087 or 40% from $14,598,700 for 1999 to $20,405,787 for 2000.
The increase of net sales was due to sales volume, not due to an increase of product price. The increase was primarily due to continuing high customer acceptance of the products, supported by the expanding manufacturing capacity in the PRC. The expansion is shown on the balance sheet, as the Company's fixed asset, including property, plant and equipment, has been increased from $3.7 million in February 29, 1999 to $27.7 million in the same period in year 2000. It is to be noted that all of the sales were made in the PRC and no sales was incurred in the US, it is the Company's intent to establish a marketing and sales presence in America.

COST  OF  GOODS  SOLD

The Company's cost of goods sold for the first three quarters ended February 29, 2000 was $14,936,573, an increase of $4,227,848, or approximately 39% from $10,708,725 for1999. Such an increase reflects the higher sales volume (i.e. an increase of 40%) recorded in the first three quarters ended February 29, 2000.

SELLING  EXPENSES

The Company's selling expenses totaled $82,168 for the first three quarters ended February 29, 2000, which represents a decrease of $11,507, or 12% from $93,675 for the same period of 1999. The decrease was primarily the result of continuing strong customer demand for the Company's high quality products. The high acceptance of the Company's product in the market resulted in lower selling expenses of the Company.

GENERAL  &  ADMINISTRATIVE  EXPENSES

The Company's general and administrative expenses totaled $890,178 for the first three quarters ended February 29, 2000, an increase of $379,225 or approximately 74%. The expense increase was due to startup expenses for the U.S. expansion and the NASDAQ-BB listing related expenses.

OTHER  EXPENSES

The Company's other expenses totaled $407,275 for the first three quarters ended February 29, 2000, a decrease of $124,892 or approximately 23%. Other expenses are mainly composed of financial expenses and other miscellaneous expenses. The decrease was mainly due to the decrease of interest cost incurred for loans from banks. As the expansion of manufacturing facilities approach its completion, some contraction related interest expenses were capitalized as assets.

PROVISION  FOR  INCOME  TAXES

The Company made an income tax provision for its subsidiary's profit incurred in the PRC in the current year. The temporary PRC income tax provision of $1,075,740 was made for the first three quarters ended February 29, 2000 on the income before tax of $4,000,767. While in the past no such a tax provision was made in the interim financial reports for the PRC operations, as the Company was entitled to a tax exemption status in accordance with the PRC income tax rules in fiscal year of 1999. Management believes that an income tax provision of $1,075,740 in the interim periods is sufficient to discharge its potential tax liabilities in the PRC. No income tax provision was made in the U.S., as the Company has not made any profit in the American operation, or received an income from its overseas subsidiary as defined under Section 951 of Subpart F, Income of Controlled Foreign Corporation, as of February 29, 2000. when and if the profit is generated in the U.S., a tax provision will be made to cover the U.S. federal tax liabilities.

NET  INCOME

The first three quarters net income after tax is about the same in both periods for 2000 and 1999, with a small increase in the current period ended February 29, 2000. Since in the current year an income tax provision of $1,075,740 was made to cover tax liabilities, while no such provision was adopted in the prior year. Had no such tax expenses been made in the current year, its net income would have increased at a 45% (or to $1,247,587) in the current year as compared to the prior year. This increase is in line of the sales increase percentage.

The continuing increase of sales volume and customer demands of its products lead to the Company's profitable operational results.

EARNINGS  PER  SHARE

Earnings per share computations were made for the nine (9) months fiscal year ended on February 29, 2000. The calculation of the basic and diluted earnings per share for the nine (9) months fiscal year is as follow:

                                                       NINE  MONTHS  ENDED
                                                       -------------------
                                                           FEBRUARY  29
                                                         2000        1999

EARNINGS
Profit attribute to shareholders for the purpose of basic and diluted earning per share (for 6 months) $2,998,734 $ 2,612,994


NUMBER OF SHARES
Weighted average number of common shares               4,555,166   12,500,000
Effect of diluted potential common shares
       Share option                                            0            0
       Warrants                                                0            0
Weighted average number of common shares
  for the purpose of diluted earnings per share        4,555,166   12,500,000
EARNINGS PER SHARE
  Basic (for 9 months)                                $     0.66  $      0.21
  Diluted (for 9 months)                              $     0.66  $      0.21

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has been profitable for its operations for the past three years. It is expected that the Company's net income after tax will reach over US$3 million in the current year, ended May 31, 2000. Historically, the Company financed its operations through a combination of cash generated from the operations and bank financings.

As the company expanded its factory facilities in 1998 and 1999, financial resources were utilized for the support of the expansion. As the expansion approaches its completion in 1999, the investment activities on the manufacturing facilities were gradually reduced. For the fiscal year ended May 31, 1999, the Company's operating activities provided cash in the amount of $3,114,379 as its source of fund. While the nine months period ended February 29, 2000, its operating activities provided cash in the amount of $2,998,734. In addition, the Company's changes in the financial positions of operating assets and liabilities provided additional cash of $4,447,381 for the fiscal year ended May 31, 1999 as an additional source of cash for the expansion. The nine months period ended on February 29, 2000, the Company's changes in its financial positions of operating assets such as absorbed cash in the amount of $1,650,490. During the fiscal year ended May 31, 1999, the Company's investing activities absorbed $10,288,285 of cash. While for the nine months period ended on February 29, 2000, the Company's investing activities was reduced to $7,648,060. During the fiscal year ended May 31, 1999, the Company's financing activities provided cash in the amount of $5,948,319. The nine months period ended on February 29, 2000, the Company's financial activities provided cash in the amount of $8,821,435. As a result of the above, the Company resulted in a net in-flow of $107,415 in the fiscal year ended May 31, 1999. While the net cash in-flow as of the third quarter ended February 29, 2000 increased to $2,823,865

For a major expansion of the Company's factory building and manufacturing facilities in 1999, loans from banks were secured as a way to finance the expansion. As of May 31, 1999 total bank loans reached $17,514,449. Of which, the outstanding bank loan balance amounted to $4,952,705, being the portion repayable within one year, is reflected under the Current Liabilities. The remaining loan balance of $12,561,744 is shown under the Long Term Liabilities. Bank loans are normally subject to credit risk. However, the Company's management believes the continuing availability of short-term bank funds in the future. It is a general practice of the banking institutes in PRC to grant loans on a one-year basis. The short-term loans will be renewed at a maturity date, after a bank application is made.

The Company had a major expansion in its Chinese subsidiary in 1998 and 1999. The expansion has been completed, except for some minor finishing touches. The estimated amount to be spent on capital expenditures during the next fiscal year is minimal, approximately US$0.9 million. The following schedule details for the estimated quarterly capital expenditures:

CAPITAL          QTR 1      QTR 2      QTR 3     QTR 4      TOTAL
EXPENDITURES     -----      -----      -----     -----      -----
               $400,000   $300,000   $225,000   $170,000   $995,000

The Company management is expected to make over US$3 million in net profit after taxes for the current year, ended May 31, 2000. The Company's profits will finance its capital expenditure during the next fiscal year, as sales expect to continue to increase in the year 2000 and beyond. Some sales and profits increases have been reflected in the 3rd Quarter interim financial report which, ended February 29, 2000. Sun Flower's past success has established an excellent reputation with the banks, which if needed, will provide additional liquidity and capital resources to the Company.

The Company management believes that it has the ability to generate more profits in the future. For the Company's funds ability in 2000 and its long term liquidity position, Management is confident that fund will be adequate to meet its operating requirements and its expansion needs. As discussed in ITEM 9 that the Company has started it's equity capital raising activities. The Company may continue to use its equity financing, operating profit and debt financing to expand its operations both in the U.S. and PRC to meet its growth objective.

The Company has been making profits for the past three years. The Company does not intend to have any major capital expansion in the next 12 months and beyond. Consequently, the Company's long-term liquidity position will continue to improve beyond the next 12 months. The Management believes that following factors will contribute to the improvements of the Company's long-term liquidity position:

- Continuing increase of net profits. The Company has been making profits consistently in the past three years. With the expanded manufacturing capacity already in place, the Company will be able to increase its sales, due to production capacity increase, while Cost of Goods Sold will remain constant or be slightly reduced due to production volume efficiency. Consequently, the Company expects to generate more profits resulting in a better long-term liquidity position.

- The Company does not plan to incur any major capital expenditures in the near future. As a result, there will be no need to incur any further debt to finance such a capital expenditure.

- The Company plans to raise additional equity capital via sales of its common shares in the United States, after the Company's successfully listing with the American Stock Exchange. An increase of Company equity shares provides additional long-term liquidity.

Other than the foregoing and the risk factors discussed below, Management knows no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's liquidity or capital resources.

INFLATION

It is believed that inflation has not had a material impact on the Company's business in recent years. If severe inflations incurred in the future, the Company's operational results and its financial positions may be affected.

IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

Statement of Financial Accounting Standards 133 - Accounting for Derivative Instruments and Hedging Activities (SFAS No.133) was recently issued. SFAS No. 133 established accounting and reporting standards for derivative financial instruments and for hedging activities. The Company does not currently engage in any activities that would be covered by SFAS No.133.

YEAR  2000  COMPLIANCE

The Company has implemented a Year 2000 (Y2K) program aimed at ensuring that its Company systems, applications and equipment will function properly beyond 1999. As a part of this program, the Company conducted an assessment of its equipment and machinery during August of 1998. The Company's machinery does not have timers or date counters; therefore, are not subject to Year 2000 problems. The Company continuously seeks to upgrade and improve its computer systems and software to better service customers and to support its growth. As a result, all of the Company's computer systems and software have been recently acquired or upgraded and the Company believes they are Year 2000 compliant, though there can be no assurance in this regard.

Because the Company replaced or upgraded its computer systems and software in conjunction with its normal business practices, it has not allocated additional resources or attributed additional costs to the Year 2000 compliance. The
Company will continue to assess and test newly purchased machinery and computer-related hardware and software to ensure such items comply with Year 2000.

OPERATING  RISKS

The Company's main operations are conducted in the PRC. Accordingly, the business, financial conditions and operations may be influenced by the political, economic and legal environment in the PRC. The Company's operations maybe subjected to special considerations and risks not typically associated with companies in North America. The risk are specified as follows:

POLITICAL  CONSIDERATIONS

The Company's business may be adversely affected by political, economic and social uncertainties in China. A change in policies by the Chinese government could adversely affect the Company's interest by, among other things, changes in laws, regulations, or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports and sources of suppliers, or the expropriation of private enterprises. Although the Chinese government has been pursuing economic reform policies for the past ten years, no assurance can be given that the Chinese government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting China's political, economic and social life.

ECONOMIC  CONSIDERATIONS

The economy of China differs significantly from the United States economy in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation and self-sufficiency, rate of inflation and balance of payments position, among others. Since the early 1950s, the economy of China has been a planned economy subject to five-year and annual plans adopted by central authorities, which set forth production goals. Only recently the Chinese government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past five years, but such growth has been uneven among various sectors of the economy. There can be no guarantee that the government's pursuit of economic reforms will be consistent or effective. Action by the central government of China could have a significant adverse effect on economic conditions in China. Further, much of the economic activity is export driven and, therefore, affected by developments in the economies of China's principal trading partners.

LEGAL  SYSTEMS

In December 1982, the National People's Congress of China amended the Constitution of China to authorize foreign investment and to guarantee the "lawful rights and interest" of foreign investors in China. Despite the subsequent activity and progress in developing the legal system, China does not have a comprehensive system of laws. Enforcement of existing laws may be uncertain and sporadic and implementation and interpretation thereof inconsistent. The Chinese judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in China, it may be impossible to obtain swift and equitable enforcement of such law or to obtain enforcement of a judgment by a court of another jurisdiction.

While Chinese law expressly protects the status and rights of Sino-foreign joint venture enterprises, including their right to use land during the term of their respective joint venture contracts, the states reserves the right, in extreme and exceptional circumstances, to terminate the joint venture and provide compensation. In such an event, a joint venture's right to use land would terminate and all plant and facilities would revert to the state in exchange for just compensation.

GOVERNMENT  CONTROL  OF  CURRENCY  CONVERSION  AND  EXCHANGE  RATE  RISKS

The Company receives its revenues in the PRC in Renminbi (RMB), which is not freely convertible into foreign exchange. However, the Company requires foreign currency to fund a portion of its operations. For example, the Company requires and expects to require in the future, U.S. dollars to purchase equipment for expansion projects and to fund its U.S. executive office. In addition, revenues will need to be converted into United States dollars, Hong Kong dollars and other currencies in the amounts needed for the Company to discharge obligations denominate in foreign currency. The PRC Government imposes control over its foreign currency reserves in part through direct regulation of the conversion of RMB into foreign exchange and through restriction on foreign imports. In general, domestic enterprises operating in the PRC must price and sell their goods and services in the PRC in RMB. They are also required with certain exceptions, to sell all their foreign exchange revenues to designated foreign exchange banks in the PRC. In addition, domestic enterprises much provide satisfactory evidence of their need for foreign currency before converting RMB to foreign currency through designated foreign exchange banks. However, according to regulations, which took effect on July 1, 1996, foreign investment enterprises may be able to access foreign exchange from both designated foreign exchange banks and swap center, provided that such foreign exchange will be used for current account transactions.

Prior to January 1, 1994, there was significant volatility in the exchange rate of RMB to U.S. dollars Although the RMB to U.S. dollar exchange rate has been relatively stable since January 1, 1994 and the PRC government has stated its intention to intervene in the future to support the value of the RMB, there can be no assurance that exchange will not again become volatile or that the RMB will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the Company's financial performance and ability to meet its obligations because of its current and future foreign currency denominated liabilities and may materially adversely affect the value, translated into U.S. dollars, of the Company's net fixed assets, earnings and any declared dividends.

The current restrictions and uncertainties relating to the currency conversion system in the PRC give rise to risks affecting the ability of the Company to obtain adequate foreign exchange at acceptable rates to meet its foreign exchange needs.

ENVIRONMENTAL  LIABILITY  EXPOSURE

The Company's manufacturing facilities are subject to PRC national and local environmental protection regulations which currently impose fees for the discharge of waste substances, require the payment of fines for pollution and provide for the closure by the PRC Government of any facility that fails to comply with orders requiring it to cease of improve upon certain activities causing environmental damage. The company is currently in compliance with applicable environmental protection regulations. However, there can be no assurance that the PRC national, provincial, or local authorities will not impose additional or more stringent regulations which would require additional expenditure on environmental matters or changes in the Company's processes or systems.

FOREIGN  CORRUPT  PRACTICES  ACT  OF  1977

The Company management is aware that it is subject to the U.S. Foreign Corrupt Practices Act of 1977. The Act generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with the Company, are not subject to these prohibitions. It is Directors and executive officers best believe that no violation of the Foreign Corrupt Practices Act by the Company is incurred.

DEPENDENCE  ON  PRINCIPAL  CUSTOMERS

During the fiscal year ended May 31, 1999 and the latest three quarters ended February 29, 2000, sales to 10 major customers accounted for over 60% of the Company's sales. However, no single customer represents over 10% of company's total sales. The dollar value of sales to these customers is expected to increase steadily over the next several years due to the fact that the Company is the only alloy manufacturer in the PRC, which can produce certain products to meet the specifications and quality of its customers. The Company believes that it maintains excellent relationships with its customers and provides a high level of customer service. Upon completion of its expansion, the Company will be in a position to continue to meet the demands of its customers and, in addition to supplying its present line of products, will be able to expand its offering of types of products.

RELIANCE  ON  KEY  PERSONNEL

Despite that most of the key personnel and employees have been with the Company for over four years, the operation of Company is dependent on the services of its top ranking officers and key employees. The possible loss of their services or the inability to attract qualified personnel will have a material adverse affect on the Company. No assurances can be given that the Company will be able to continue to retain or attract such qualified personnel in the future.

ACCOUNTING  FOR  STOCK  OPTIONS

In October 1995, the FASB issued Statement of Financial Accounting Standards no. 123 "Accounting for Stock Based Compensation" (SFAS123), which established the "fair value" method of accounting for stock based compensation arrangements. The company has adopted compensation package for a recently appointed a (non-executive) Director; Mr. Daniel Mckinney in September 1999, which includes a stock option plan. However, the stocks involved were small and were not material to the total stock available and outstanding. But the Board of Directors may plan to adopt a stock option plan in the future to reward the exceptional contributions to the Company by its management and employees.

                           PART II- OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

The Company is not currently involved in any litigation and is not aware of any threatened litigation involving the Company.

ITEM  2.     CHANGES  IN  SECURITIES

THE  TITLE  AND  CLASS  OF  ISSUER'S  SECURITIES

The Company has only one (1) class of equity securities authorized, which is 50,000,000 shares designated common stock. The par value of the Issuer's Common Stock is $0.001. As of February 29, 2000, the Company has approximately
4,555,166  shares  of  common  stock  outstanding.

REVERSE  STOCK  SPLITS

On March 1, 1999, the Board of Directors of the Company approved a 3 (old)-for-1
(new) reverse stock split on its common stocks of 12,500,000 shares. As a result, it reduced the stock outstanding to approximately 4,166,666 common shares. The Board of Directors also approved an issuance of maximum of 400,000 new common shares, described below, to raise one million dollars ($1,000,000) of equity capital. Consequently, the Company's common shares outstanding were increased to approximate 4,555,166 shares as of February 29, 2000.

ISSUING  NEW  COMMON  STOCK

The  transactions  of  common  stock  of  the Company are summarized as follows:

The Company offered for sale approximately 390,000 shares of Common Stock to raise a maximum of $1,000,000 in 1999. In the deal, two separate offerings were made: 1) The first offering was for the sale of approximately 210,000 shares at $2.50 per share; and 2) the second offering was for the sale of approximately 180,000 shares at $2.80 per share. Total fund receipts for these two offerings are approximate $1,000,000. These offerings were made to non-related parties. They were in reliance upon and exemption from registration under the federal and state securities laws provided by Regulation D; Rule 504 of the Securities and Exchange Commission. In the offerings, the net proceeds after deduction of sales commission, professional fees, are approximately $820,000. These proceeds are used to acquire equipment and inventory. Mr. John P Boesel, III, Syndication Manager, of Yee, Desmond, Schroder & Allen, is the lead broker for the two offerings. Company also appointed Mr. Daniel Mckinney as a (non-executive) Director in September, 1999. In the agreement, Mr. Mckinney is entitled to 10,000 shares of the Company's common shares each year for a period of three years. He is also entitled to some stock purchase options after achieving specific objectives. However, the shares involved are small and not material. As a result, the Company has approximately 4,555,166 shares outstanding as of February 29, 2000.

MARKET  PRICES

The Common Stock of the Company is traded over the counter and quoted on the OTC Bulletin Board under the symbol "SFLW". The prices presented in the following table are the bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups or mark-downs or any commission to the broker-dealer. The prices do not necessarily reflect actual transactions.

                         BID               ASK
                         ---               ---
                    HIGH     LOW       HIGH    LOW
1998
Oct. 5 - Dec. 31   $2.125   $ 0.25    $3.125  $ 0.25
1999
Jan. 1 - Mar. 31   $ 2.25   $ 0.75    $ 2.25  $ 1.25
Apr. 1 - Jun. 30   $ 2.75   $ 2.25    $ 3.00  $ 2.25
Jul. 1 - Sep. 30   $ 4.00   $ 2.75    $ 4.25  $ 2.875
Oct. 1 - Nov. 30   $ 4.125  $ 3.125   $ 4.75  $ 3.75
Nov. 1 - Dec. 31   $ 4.375  $ 3.00    $ 5.00  $ 3.125
2000
Jan. 1 - Feb. 29   $ 4.375  $ 3.00    $ 5.00  $ 3.25

The bid and asking prices of the Common Stocks have been rising steadily and on February 29, 2000 were approximately $3.75 and $4.25, respectively, as quoted on the Bulletin Board under the symbol "SFLW". As of February 29, 2000, there were approximately 1,051 stockholders of the Common Stock.

EARNINGS  PER  SHARE

Four  earnings  per  share  computations  were  made  for:
   1.  The  twelve  months  fiscal  year  ended  on  May  31,  1999.
   2.  The  three  months  first  quarter  ended  August  31,  1999.
   3.  The  six  months  period  second  quarter  ended  November  30,  1999.
   4.  The  nine  months  period  third  quarter  ended  February  29,  2000.

1. The calculation of the basic and diluted earning per share for the twelve months fiscal year is based on the following data:

                                                           YEAR ENDED MAY 31
                                                           1999        1998
                                                        ----------  -----------
EARNINGS
Profit attribute to shareholders for the purpose of
   basic and diluted earning per share (for 12 months)  $3,114,379  $ 1,858,282

NUMBER OF SHARES
Weighted average number of common shares                 4,166,667   12,500,000
Effect of diluted potential common shares
       Share option                                              0            0
       Warrants                                                  0            0
Weighted average number of common shares
  for the purpose of diluted earnings per share          4,166,667   12,500,000

EARNINGS PER SHARE
Basic (for 12 months)                                   $     0.75  $      0.15
Diluted (for 12 months)                                 $     0.75  $      0.15


2. The calculation of the basic and diluted earning per share for the three months period is based on the following data:

                                                        THREE MONTHS ENDED
                                                            AUGUST  31
                                                         1999        1998
                                                      ----------  -----------
EARNINGS
Profit attribute to shareholders for the purpose of
  basic and diluted earning per share (for 3 months)  $  713,360  $   856,700

NUMBER OF SHARES
Weighted average number of common shares               4,166,667   12,500,000
Effect of diluted potential common shares
       Share option                                            0            0
       Warrants                                                0            0


Weighted average number of common shares
  for the purpose of diluted earnings per share        4,166,667   12,500,000
EARNINGS PER SHARE
Basic (for 3 months)                                  $     0.17  $      0.07
Diluted (for 3 months)                                $     0.17  $      0.07


3. The calculation of the basic and diluted earning per share for the six months period is based on the following data:

                                                         SIX MONTHS ENDED
                                                           NOVEMBER 30
                                                         1999        1998
                                                      ----------  -----------
EARNINGS
Profit attribute to shareholders for the purpose of
  basic and diluted earning per share (for 6 months)  $1,964,057  $ 1,791,588

NUMBER OF SHARES
Weighted average number of common shares               4,555,166   12,500,000
Effect of diluted potential common shares
Share option                                                   0            0
Warrants                                                       0            0
Weighted average number of common shares
  for the purpose of diluted earnings per share        4,555,166   12,500,000
EARNINGS PER SHARE
  Basic (for 6 months)                                $     0.43  $      0.15
  Diluted (for 6 months)                              $     0.43  $      0.15


4. The calculation of the basic and diluted earnings per share for the nine months period is based on the following data:

                                                        NINE  MONTHS  ENDED
                                                           FEBRUARY  29
                                                         2000        1999
                                                      ----------  -----------
EARNINGS
Profit attribute to shareholders for the purpose of
  basic and diluted earning per share (for 9 months)  $2,998,734  $ 2,612,994


NUMBER OF SHARES
Weighted average number of common shares               4,555,166   12,500,000
Effect of diluted potential common shares
       Share option                                            0            0
       Warrants                                                0            0
Weighted average number of common shares
  for the purpose of diluted earnings per share        4,555,166   12,500,000
EARNINGS PER SHARE
Basic (for 9 months)                                  $     0.66  $      0.22
Diluted (for 9 months)                                $     0.66  $      0.22


DIVIDENDS

     Since the inception, the Company has not paid or declared any cash dividends on its Common Stock. The Company's Board of Directors does not currently plan to issue a cash dividend. However, the Company may consider distributing profit through cash dividends, when the financial situations justify such a practice.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No  Form  8-K  was  filed

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be singed on its behalf by the undersigned, thereunto duly authorized

                          SUNFLOWER  (USA),  LTD.

                          By:  /s/  Edward  Ai  Dong  Liu
                               --------------------------
                               Edward  Ai  Dong  Liu
                               Chairman of the Board and Chief Executive Officer
Dated:  April  23,  2000

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