Form 10QSB/A
period 2000-02-29
SUNFLOWER USA LTD
filed 2000-08-07
CIK 1084211

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 #5  FORM 10-QSB/A
                                  AMENDMENT NO. 2


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

                                                 SUNFLOWER  (USA),  LTD.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                FOR THE YEARS ENDED MAY 31


CASH FLOWS FROM OPERATING ACTIVITIES                                                1999           1998          1997
                                                                                -------------  ------------  ------------
Net Income                                                                      $  3,114,379   $ 1,858,282   $ 1,060,250
Adjustments to reconcile net income to cash provided by operating activities:
(Increase)/decrease in accounts receivable                                        (2,851,560)     (547,573)      (89,519)
Decrease/(increase) in deposits, prepayments and other receivables                 4,374,129       609,867    (1,802,993)
Decrease/(increase) in inventories (net)                                           2,118,851    (4,519,217)     (710,025)
(Decrease)/increase in accounts payable                                             (436,752)     (152,814)    1,012,206

Decrease in other payable and charges                                             (2,221,662)     (517,847)   (2,675,873)
Depreciation expenses                                                              1,111,457       501,953       441,500
                                                                                -------------  ------------  ------------
Net cash provided by operating activities                                          5,208,842    (2,767,349)   (2,764,454)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and machinery                                        (21,490,568)     (577,783)     (554,732)
Sale of property, plant and machinery                                                298,740             0             0
Increase in construction in progress                                                       0       (32,155)      (75,157)
                                                                                -------------  ------------  ------------
Net cash flows from investing activities                                         (21,191,828)     (609,938)     (629,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease/(Increase) in amount due from affiliated companies                        1,969,389       635,672    (5,245,863)
Increase in amount due to affiliated companies                                     8,172,693             0             0
Reverse split                                                                         (8,333)            0             0
Increase in long term debt                                                         9,602,484     2,898,238             0
Reduction in short term bank loan                                                 (2,079,567)   (4,475,822)     (614,460)
Paid Up Capital                                                                            0     6,510,844     8,117,313
Profit Distribution                                                               (1,566,265)   (3,000,000)            0
                                                                                -------------  ------------  ------------
Net cash flows from financing activities                                          16,090,401     2,568,932     2,256,990

Net increase/(decrease) in cash and cash equivalent                                  107,415      (808,355)   (1,137,353)
Cash and cash equivalents at beginning of the period (June 1)                        795,340     1,603,695     2,741,048
                                                                                -------------  ------------  ------------
Cash and cash equivalents at end of the period (May 31)                         $    902,755   $   795,340   $ 1,603,695
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


10)      RELATED  PARTY  TRANSACTIONS
         ----------------------------

There are related party borrowings between the Company and its affiliated Parties The related party transactions are summarized as follows:


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

                                                       SunFlower (USA), Ltd

                                         Unaudited Consolidated Statements of Operations
                                         -----------------------------------------------

                                             For The Third Quarter Ended February 29


                                               2000                            1999                            1998
                                    -----------------------------  ------------------------------  ------------------------------
                                       Third      Three Quarters      Third       Three Quarters      Third       Three Quarters
                                      Quarter      Accumulated       Quarter       Accumulated       Quarter       Accumulated
                                    -----------  ----------------  ------------  ----------------  ------------  ----------------
Sales (Note 2j)                     $5,626,095   $    20,405,787   $ 4,890,169   $    14,598,700   $ 3,732,035   $    11,172,853
Cost of Sales                        3,812,506        14,936,573     3,423,133        10,708,725     3,106,307         8,981,994
                                    -----------  ----------------  ------------  ----------------  ------------  ----------------
Gross Profit                         1,813,589         5,469,214     1,467,036         3,889,975       625,728         2,190,859
Selling expenses                        26,353            82,168        29,072            93,675        62,956           133,945
General & administration expenses      220,822           890,178       102,894           510,953       107,346           309,136
                                    -----------  ----------------  ------------  ----------------  ------------  ----------------
Operating profit                     1,566,414         4,496,868     1,335,070         3,285,347       455,426         1,747,778
Financial expenses (Note 2k)           136,231           451,688       408,740           485,849        54,192           271,139
Other Income/(expense)                 (38,557)          (44,413)       (7,812)          (46,318)       14,570           (31,130)
                                    -----------  ----------------  ------------  ----------------  ------------  ----------------
Income before tax                    1,391,626         4,000,767       918,518         2,753,180       415,804         1,445,509
Tax (Note 2l)                          417,488         1,075,740             -                 -             -                 -
                                    -----------  ----------------  ------------  ----------------  ------------  ----------------
Net Income                             974,138         2,925,027       918,518         2,753,180       415,804         1,445,509
Other Comprehensive income
/(loss)  (Note 2n)                      60,539            73,707       (97,112)         (140,186)      (57,210)          (65,190)
                                    -----------  ----------------  ------------  ----------------  ------------  ----------------
Comprehensive income                $1,034,677   $     2,998,734   $   821,406   $     2,612,994   $   358,594   $     1,380,319
                                    ===========  ================  ============  ================  ============  ================

Weighted Average number of common
  shares - basic and diluted         4,555,166         4,555,166    12,500,000        12,500,000    12,500,000        12,500,000
Earnings Per Share
  - basic                           $     0.23   $          0.66   $      0.07   $          0.21   $      0.03   $          0.11
                                    -----------  ----------------  ------------  ----------------  ------------  ----------------

  - diluted                         $     0.23   $          0.66   $      0.07   $          0.21   $      0.03   $          0.11
                                    -----------  ----------------  ------------  ----------------  ------------  ----------------

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

                                           #4 SunFlower (USA), Ltd.

                                 Unaudited Consolidated Statement of Cash Flows
                                 ----------------------------------------------

                          #8 For The (Third Quarter) Nine Month Period Ended February 29

                                                                           2000          1999           1998
                                                                       ------------  -------------  ------------
Cash Flows from Operating Activities:

Net Income                                                             $ 2,998,734   $  2,612,994     1,380,319
Adjustments to reconcile net income to cash provided by
operating activities:
  (Increase)/Decrease in accounts receivable                             1,115,479       (595,217)        8,371

  (Increase)/Decrease in deposits, prepayments and other receivables    (7,049,785)   (10,381,778)    2,538,338
  (Increase)/Decrease in inventories (net)                                (415,338)     2,434,750    (1,338,217)
  Increase/(Decrease) in accounts payable                                  775,995       (760,315)     (186,435)
  Increase/(decrease) in other payable and charges                       3,368,748     (2,644,755)    1,745,070
  Depreciation expenses                                                    856,657        923,137       448,240
                                                                       ------------  -------------  ------------
Net cash provided by operating activities                                1,650,490     (8,411,184)    4,595,686

Cash Flows from Investing Activities:
  Purchase of property, plant and machinery                                      -       (324,420)     (288,489)
  Proceeds from sales of plan and machinery                                      -        141.610             -
  Increase in construction in progress                                  (2,116,169)       (11,092)
                                                                       ------------  -------------  ------------
Net cash flows from investing activities                                (2,116,169)      (193,902)     (288,489)

Cash Flows from Financing Activities:
  Decrease in amounts due from affiliated companies                      2,640,802              -             -
  Decrease in amounts due to affiliated companies                       (8,172,693)             -             -
  Common shares issued                                                     840,018      9,548,554             0

  (Reduction)/Increase in long term debt                                  -(60,539)       801,730     1,699,927
  Increase in short term bank loan                                       8,041,956              -
  Reduction in short term bank loan                                              -     (1,598,616)   (6,119,981)
                                                                       ------------  -------------  ------------
Net cash flows from financing activities                                 3,289,544      8,751,668    (4,420,054)

Net (decrease)/increase in cash and cash equivalent                      2,823,865        146,582      (112,857)
Cash and cash equivalents at beginning of the period(June 1)               902,755        795,340     1,603,695
                                                                       ------------  -------------  ------------
Cash and cash equivalents at end of the period (February 29)           $ 3,726,620   $    941,922   $ 1,490,838
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